Form 10-Q
period 1995-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1995-05-15
CIK 793066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended       March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from              to

  Commission File Number  0-16857

                        Brauvin Income Properties L.P. 6
             (Exact name of registrant as specified in its charter)

                Delaware                               36-1276801
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

150 South Wacker Drive, Chicago, Illinois                 60606
(Address of principal executive offices)               (Zip Code)

                                 (312) 443-0922
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No    .

                       BRAUVIN INCOME PROPERTIES L.P. 6

                                    INDEX


                                                                  Page

PART I     Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . .   3

        Balance Sheets at March 31, 1995 and December 31, 1994 .   4

        Statements of Operations for the three months ended
        March 31, 1995 and 1994. . . . . . . . . . . . . . . . .   5

        Statement of Partners' Capital for the period
        January 1, 1995 to March 31, 1995. . . . . . . . . . . .   6

        Statements of Cash Flows for the three months ended
        March 31, 1995 and 1994. . . . . . . . . . . . . . . . .   7

        Notes to Financial Statements. . . . . . . . . . . . . .   8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . .  10

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .  12

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .  12

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .  12

Item 4. Submissions of Matters to a Vote of Security Holders . .  12

Item 5. Other Information. . . . . . . . . . . . . . . . . . . .  12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .  12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                        PART I - FINANCIAL INFORMATION



ITEM 1. Financial Statements

   Except for the December 31, 1994 Balance Sheet, the following Balance Sheet as of March 31, 1995, Statements of Operations for the three months ended March 31, 1995 and 1994, Statement of Partners' Capital for the period January 1, 1995 to March 31, 1995 and Statements of Cash Flows for the three months ended March 31, 1995 and 1994 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                        BRAUVIN INCOME PROPERTIES L.P. 6
                        (a Delaware limited partnership)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                      March 31, 1995     December 31, 1994
ASSETS
Cash and cash equivalents             $   651,542          $   445,771
Escrow and other deposits                  84,726               74,840
Due from affiliates                        26,415               29,171
Tenant receivables                        151,689              269,955
Other assets                               82,704               71,536
Investment in (liability to)
  affiliated joint venture               (233,753)            (231,115)
                                          763,323              660,158
Investment in real estate, at cost:
  Land                                  2,756,651            2,756,651
  Buildings                            10,596,134           10,596,134
                                       13,352,785           13,352,785
  Less: accumulated depreciation       (2,434,762)          (2,344,202)
Total investment in real estate, net   10,918,023           11,008,583

    Total Assets                      $11,681,346          $11,668,741


LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses $   184,770          $   108,644
Security deposits                           6,747                6,747
Mortgages payable                       7,626,331            7,658,921

    Total Liabilities                   7,817,848            7,774,312

Partners' Capital
General Partners                            4,584                4,498
Limited Partners                        3,858,914            3,889,931

    Total Partners' Capital             3,863,498            3,894,429

    Total Liabilities and
      Partners' Capital               $11,681,346          $11,668,741





                 See notes to financial statements (unaudited).

                        BRAUVIN INCOME PROPERTIES L.P. 6
                        (a Delaware limited partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1995 and 1994
                                  (UNAUDITED)

                                           1995               1994
INCOME
Rental                                    $456,434           $504,789
Interest                                     5,777              1,042
Other, primarily expense reimbursements     81,147            122,871

    Total income                           543,358            628,702

EXPENSES
Mortgage and other interest                262,955            192,513
Depreciation and amortization               93,769            101,181
Real estate taxes                           33,300             31,801
Repairs and maintenance                     20,517             18,160
Other property operating                    71,493             64,241
General and administrative                  50,081             43,065

    Total expenses                         532,115            450,961

Net income before equity interest
    in Joint Venture                        11,243            177,741

Equity interest in Joint Venture's
     net loss                               (2,638)           (24,037)

Net Income                                $  8,605           $153,704

NET INCOME PER LIMITED PARTNERSHIP
    INTEREST (7,842.5 UNITS):             $   1.09         $    19.40










                See notes to financial statements (unaudited).

                        BRAUVIN INCOME PROPERTIES L.P. 6
                        (a Delaware limited partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                For the Period January 1, 1995 to March 31, 1995
                                  (UNAUDITED)

                                    General        Limited
                                   Partners       Partners          Total


BALANCE at January 1, 1995         $4,498       $3,889,931     $3,894,429

Net income                             86            8,519          8,605
Cash distributions                     --          (39,536)       (39,536)

BALANCE at March 31, 1995          $4,584       $3,858,914     $3,863,498







Cash distribution per limited partnership interest:
    1995                             $ --          $  5.04        $  5.04









                See notes to financial statements (unaudited).

                        BRAUVIN INCOME PROPERTIES L.P. 6
                        (a Delaware limited partnership)

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1995 and 1994
                                  (UNAUDITED)


                                             1995               1994
Cash Flows From Operating Activities:
Net income                               $   8,605            $153,704
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization               93,769             101,181
Equity interest in Joint Venture's
net loss                                     2,638              24,037
Changes in operating assets and
liabilities:
  Decrease (increase) in tenant
  receivables                              118,266             (22,099)
  Increase in escrow and other deposits     (9,886)            (35,848)
  Decrease (increase) in due from
  affiliates                                 2,756                (416)
  (Increase) decrease in other assets      (14,377)              2,860
  Increase (decrease) in accounts
  payable and accrued expenses              76,126             (10,981)
Net cash provided by operating
  activities                               277,897             212,438

Cash Flow From Investing Activities:
Cash contribution to Joint Venture            --               (4,600)
Cash used in investing activities             --               (4,600)

Cash Flows From Financing Activities:
Repayment of mortgages                    (32,590)            (29,570)
Cash distributions to Limited Partners    (39,536)            (88,952)
Cash used in financing activities         (72,126)           (118,522)

Net increase in cash and cash
  equivalents                             205,771              89,316
Cash and cash equivalents at
  beginning of period                     445,771             176,990
Cash and cash equivalents at
  end of period                          $651,542            $266,306


                 See notes to financial statements (unaudited).

                        BRAUVIN INCOME PROPERTIES L.P. 6
                        (a Delaware limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported resulted of operations.

(3)  MORTGAGE PAYABLE REFINANCING

     The Partnership was required to make a balloon mortgage payment for Shoppes in April 1995 in the amount of $4,671,392. On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes, located in Hilton Head, South Carolina, from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on April 6, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire an existing mortgage secured by Shoppes from Crown Life Insurance Company.

(4)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or its affiliates for the three months ended March 31, 1995 and 1994 were as follows:

                                      1995              1994
   Legal fees                    $   2,070         $     141
   Management fees                  39,714            39,005
   Reimbursable office expenses     20,760            29,036

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $2,297 for legal services, as of March 31, 1995.

(5)       INVESTMENT IN AFFILIATED JOINT VENTURE

          The Partnership owns a 46% interest in the Annex and accounts for its investment under the equity method.

          On August 23, 1994, the Brauvin/The Annex of Schaumburg (the "Joint Venture") filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy effectively eliminating the protection of
the property from its creditors.   Also on February 10, 1995, AUSA Life
Insurance Company ("AUSA") filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995 the motion was granted and an order was issued. The receiver will have full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture had until March 17, 1995 to file an answer to the amended notice. If the Joint Venture did not answer on or before March 17, 1995, default may be entered against the Joint Venture and a judgement in accordance with the request for relief. On April 3, 1995, a judgment of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex is scheduled to be held on May 10, 1995. The equity in joint venture's loss for the three months ended March 31, 1995, does not include any other adjustments that might result from the outcome of the foreclosure action by AUSA.

          The following are condensed income statements for the Annex:

          INCOME STATEMENTS:
                                   Three Months Ended March 31,
                                   1995           1994
   Rental income                 $130,887     $191,953
   Other income                    63,139      129,890
                                  194,026      321,843

   Mortgage and other interest     12,677      125,000
   Depreciation                    35,358       46,986
   Real estate taxes              119,100      129,900
   Operating and administrative    32,626       72,211
                                  199,761      374,097
   Net loss                     $  (5,735)    $(52,254)

(6)  SUBSEQUENT EVENT

     A cash distribution for the first quarter of 1995 will be made to the Limited Partners on May 15, 1995 in the amount of $96,688.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the properties.

     The Partnership's mortgage debt which matured in 1995 was refinanced on April 6, 1995, see Note 3 of Notes to Financial Statements for more details.

     On August 23, 1994, the Brauvin/The Annex of Schaumburg (the "Joint Venture") filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy effectively eliminating the protection of
the property from its creditors.   Also on February 10, 1995, AUSA Life
Insurance Company ("AUSA") filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995 the motion was granted and an order was issued. The receiver will have full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture had until March 17, 1995 to file an answer to the amended notice. If the Joint Venture did not answer on or before March 17, 1995, default may be entered against the Joint Venture and a judgement in accordance with the request for relief. On April 3, 1995, a judgment of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex is scheduled to be held on May 10, 1995.

     The Partnership has paid annual cash distributions to Limited Partners since 1986, as many (i.e., three of four) of the Partnership's properties have been operating in strong retail markets. Rental rates at Shoppes have increased as new leases have been signed and existing leases renewed. However, operating cash flow of the Partnership had decreased in 1994 primarily due to the poor performance of the Annex.

 Below is a table summarizing the historical data for quarterly distribution rates of Operating Cash Flow per annum:

            Quarter
             Ended     1995      1994      1993      1992      1991

          March 31     5.00%     3.75%     5.00%     7.25%      7.25%

           June 30               3.75      4.00      6.00       7.25

         September 30            --        4.50      6.00       7.25

          December 31            2.00      4.50      5.00       7.25

    The trend of decreasing distributions is primarily attributed to the poor performance of the Annex.

    A distribution of Operating Cash Flow for the first quarter of 1995 was made to the Limited Partners on May 15, 1995 in the amount of $96,688. The Preferential Distribution Deficiency equaled $3,064,683 after this last distribution, a $112,904 increase compared to December 31, 1994.

    The occupancy level at Del Champs at March 31, 1995 and December 31, 1994 was 100%. The Partnership is continuing to work to sustain the occupancy level of Del Champs. Del Champs operated at a positive cash flow for the three months ended March 31, 1995.

    Shoppes continued to generate positive cash flow for the three months ended March 31, 1995. The occupancy level at Shoppes at March 31, 1995 and December 31, 1994 was 100%.

    Ponderosa continues to operate at a positive cash flow for the three months ended March 31, 1995.

    The General Partners of the Partnership expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate, to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations - Three Months Ended March 31, 1995 and 1994
               (Amounts rounded to 000's)

   The Partnership generated net income of $9,000 in the first quarter of 1995 compared to net income of $154,000 in 1994. The $145,000 decrease in net income resulted primarily from a $70,000 increase in mortgage and other interest and a $ 64,000 decrease in percentage rent income.

   First quarter total income was $543,000 in 1995 as compared to $629,000 in 1994, a decrease of $86,000. The $86,000 decrease in total income was primarily the result of a $64,000 decrease in percentage rent income at Shoppes. Also contributing to the decline in total income is a $25,000 decrease in tenant reimbursements at Del Champs.

   Total expenses incurred in the first quarter of 1995 were $532,000 compared to $451,000 in 1994, an increase of $81,000. The $81,000 increase in expenses is primarily a result of total interest expense increasing $70,000. The increase in interest expense is the result of the Shoppes mortgage rate increasing to a default interest rate (during the four month extension of the mortgage) effective December 1, 1994.

                        PART II - OTHER INFORMATION


         ITEM 1. Legal Proceedings.

                 None.

         ITEM 2. Changes in Securities.

                 None.

         ITEM 3. Defaults Upon Senior Securities.

                 None.

         ITEM 4. Submission Of Matters To a Vote of Security Holders.

                 None.

         ITEM 5. Other Information.

                 None.

         ITEM 6. Exhibits and Reports On Form 8-K.

                 The Partnership filed the following report on Form 8-K during the three months ended March 31, 1995:

               1. On March 1, 1995, the Partnership filed Form 8-K dated February 15, 1995 which reported as Item 3 the appointment of a receiver for Brauvin/The Annex of Schaumburg.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      BY:    Brauvin 6, Inc.
                             Corporate General Partner of
                             Brauvin Income Properties L.P. 6


                             BY:  /s/ Jerome J. Brault
                                  Jerome J. Brault
                                  Chairman of the Board of Directors
                                  and President

                             DATE: May 12, 1995



                             BY:  /s/ Thomas J. Coorsh
                                  Thomas J. Coorsh
                                  Chief Financial Officer
                                  and Treasurer

                             DATE: May 12, 1995