Form 10-Q/A
period 1995-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1995-07-13
CIK 793066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A



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

               Exhibit 27 - Financial Data Schedule

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

                             DATE: July 13, 1995



                             BY:  /s/ Thomas J. Coorsh
                                  Thomas J. Coorsh
                                  Chief Financial Officer
                                  and Treasurer

                             DATE: July 13, 1995