Form 10-Q
period 1995-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1995-08-14
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended       June 30, 1995

                                or

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

                BRAUVIN INCOME PROPERTIES L.P. 6

                             INDEX
                                                           Page

PART I     Financial Information

     Item 1.Financial Statements . . . . . . . . . .         3

            Balance Sheets at June 30, 1995 and
            December 31, 1994. . . . . . . . . . . .         4

            Statements of Operations for the Six
            Months Ended June 30, 1995 and 1994. . .         5

            Statements of Operations for the Three
            Months Ended June 30,1995 and 1994. . . .        6

            Statement of Partners' Capital for the
            Period January 1,1995 to June 30, 1995 . .       7

            Statements of Cash Flows for the Six
            Months Ended June 30,1995 and 1994. . . . .      8

            Notes to Financial Statements. . . . . . .       9

     Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of Operations.   12

PART II Other Information

     Item 1.Legal Proceedings . . . . . . . . . . . . .      15

     Item 2.Changes in Securities . . . . . . . . . . .      15

     Item 3.Defaults Upon Senior Securities . . . . . .      15

     Item 4.Submissions of Matters to a Vote of Security
            Holders . . . . . . . . . . . . . . . . . .      15

     Item 5.Other Information . . . . . . . . . . . . .      15

     Item 6.Exhibits and Reports on Form 8-K  . . . . .      15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .       16

                 PART I - FINANCIAL INFORMATION



ITEM 1.Financial Statements

    Except for the December 31, 1994 Balance Sheet, the following Balance Sheet as of June 30, 1995, Statements of Operations for the six and three months ended June 30, 1995 and 1994, Statement of Partners' Capital for the period January 1, 1995 to June 30, 1995 and Statements of Cash Flows for the six months ended June 30, 1995 and 1994 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                 BRAUVIN INCOME PROPERTIES L.P. 6
                 (a Delaware limited partnership)

                          BALANCE SHEETS


                               June 30, 1995    December 31, 1994
                                (Unaudited)         (Audited)
ASSETS
Cash and cash equivalents      $ 1,786,962      $   445,771
Escrow and other deposits          241,446           74,840
Due from affiliates                 11,294           29,171
Tenant receivables                 174,000          269,955
Other assets                       180,308           71,536
Investment in (liability to)
    joint venture                       --         (231,115)
                                 2,394,010          660,158
Investment in real estate, at cost:
  Land                           2,756,651        2,756,651
  Buildings                     10,596,134       10,596,134
                                13,352,785       13,352,785
Less: accumulated depreciation  (2,524,610)      (2,344,202)
Total investment in real
   estate, net                  10,828,175       11,008,583

Total Assets                   $13,222,185      $11,668,741


LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued
  expenses                     $   150,628      $   108,644
Security deposits                    5,583            6,747
Mortgages payable                9,031,506        7,658,921

Total Liabilities                9,187,717        7,774,312

Partners' Capital
General Partners                     7,325            4,498
Limited Partners                 4,027,143        3,889,931

Total Partners' Capital          4,034,468        3,894,429

Total Liabilities and
    Partners' Capital          $13,222,185      $11,668,741


          See notes to financial statements (unaudited).

                 BRAUVIN INCOME PROPERTIES L.P. 6
                 (a Delaware limited partnership)

                     STATEMENTS OF OPERATIONS
         For the Six Months Ended June 30, 1995 and 1994
                           (UNAUDITED)


                                 1995               1994
INCOME
Rental                      $  908,448          $1,001,000
Interest                        27,121               1,994
Other, primarily expense
   reimbursements              177,038             221,581

    Total income             1,112,607           1,224,575

EXPENSES
Mortgage and other interest    486,804             395,370
Depreciation and amortization  185,868             195,803
Real estate taxes               64,800              63,601
Repairs and maintenance         12,514              12,166
Other property operating       177,868             125,542
General and administrative     133,178             133,993

    Total expenses           1,061,032             926,475

Net income before equity
 interest in Joint Venture      51,575             298,100

Equity interest in Joint
 Venture's net income (loss)   231,115             (83,196)

Net Income                  $  282,690          $  214,904

Net Income Per Limited
 Partnership Interest
      (7,842.5 Units):          $35.69             $27.13





          See notes to financial statements (unaudited).

                BRAUVIN INCOME PROPERTIES L.P. 6
                 (a Delaware limited partnership)

                     STATEMENTS OF OPERATIONS
        For the Three Months Ended June 30, 1995 and 1994
                           (UNAUDITED)


                                   1995                  1994
INCOME
Rental                          $454,551            $  498,748
Interest                          21,344                   952
Other, primarily expense
 reimbursements                   93,354                96,173

   Total income                  569,249               595,873

EXPENSES
Mortgage and other interest      223,849               202,857
Depreciation and amortization     92,099                94,622
Real estate taxes                 31,500                31,800
Repairs and maintenance            4,574                 8,327
Other property operating         103,340                65,074
General and administrative        73,555                72,834

   Total expenses                528,917               475,514

Net income before equity
  interest in Joint Venture       40,332               120,359

Equity interest in Joint Venture's
  net income (loss)              233,753               (59,159)

Net Income                      $274,085            $   61,200

Net Income Per Limited
  Partnership Interest
  (7,842.5 Units):                $34.59                 $7.73



          See notes to financial statements (unaudited).

                 BRAUVIN INCOME PROPERTIES L.P. 6
                 (a Delaware limited partnership)

                  STATEMENT OF PARTNERS' CAPITAL
         For the Period January 1, 1995 to June 30, 1995
                           (UNAUDITED)

                        General       Limited
                        Partners      Partners          Total

BALANCE at
  January 1, 1995        $4,498       $3,889,931     $3,894,429

Net income                2,827          279,863        282,690
Cash distributions           --         (142,651)      (142,651)

BALANCE at
  June 30, 1995          $7,325       $4,027,143     $4,034,468







Cash distribution per
limited partnership
interest: 1995            $ --          $ 18.19        $ 18.19
















          See notes to financial statements (unaudited).

                 BRAUVIN INCOME PROPERTIES L.P. 6
                 (a Delaware limited partnership)

                     STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1995 and 1994
                           (UNAUDITED)


                                       1995            1994
Cash Flows From Operating Activities:
Net income                         $ 282,690          $214,904
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Depreciation and amortization        185,868           195,803
Equity interest in Joint Venture's
 net(income)loss                    (231,115)           83,196
Changes in operating assets and
  liabilities:
   Decrease (increase) in tenant
    receivables                       95,955           (54,896)
   Increase in escrow and other
    deposits                        (166,606)          (70,133)
   Decrease (increase) in due
    from affiliates                   17,877            (5,026)
   Decrease in other assets           43,721            12,247
   Increase in accounts payable
    and accrued expenses              41,984            57,577
   Decrease in security deposits      (1,164)              (50)
Net cash provided by operating
 activities                          269,210           433,622

Cash Flows From Financing Activities:
Repayment of mortgages            (4,727,415)          (59,868)
Proceeds from refinancing          6,100,000                --
Loan fees                           (157,953)               --
Cash distributions to Limited
  Partners                          (142,651)         (163,512)
Net cash provided by (used in)
  financing activities             1,071,981          (223,380)

Net increase in cash and cash
  equivalents                      1,341,191           210,242
Cash and cash equivalents at
  beginning of period                445,771           176,990
Cash and cash equivalents at
  end of period                  $1,786,962         $ 387,232



          See notes to financial statements (unaudited).

                 BRAUVIN INCOME PROPERTIES L.P. 6
                 (a Delaware limited partnership)

                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Reclassifications

     Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported resulted of operations.

(3)MORTGAGE PAYABLE REFINANCING

     On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes on the Parkway (the "Shoppes"), located in Hilton Head,South Carolina, from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on April 6, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire the existing mortgage secured by Shoppes from Crown Life Insurance Company.

(4)TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or its affiliates for the six months ended June 30, 1995 and 1994 were as follows:

                                           1995            1994
  Legal fees                          $   2,541       $     792
  Management fees                        75,523          77,183
  Reimbursable office expens             55,664          50,813

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,525 for legal services, as of June 30, 1995.

(5)INVESTMENT IN AFFILIATED JOINT VENTURE

     The Partnership owned a 46% interest in Brauvin/The Annex of Schaumburg (the "Joint Venture") and accounted for its investment under the equity method.

     On August 23, 1994, the Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy effectively eliminating the
protection of the property from its creditors.   Also on February
10, 1995, AUSA Life Insurance Company ("AUSA") filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995 the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Joint Venture's property (the "Annex") pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture had until March 17, 1995 to file an answer to the amended notice. The Joint Venture did not answer on or before March 17, 1995. On April 3, 1995, a judgment of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA. As a result of these transactions, the Joint Venture recorded a $2,649,000 provision for investment property impairment to reduce the Annex property to its estimated fair market value. In addition, the Joint Venture recorded an extraordinary gain on the extinguishment of debt in the amount of $2,546,000, which was the net amount of the $2,350,000 fair market value of the Annex property and the mortgage payable of $4,896,000. Additionally, the Joint Venture had a final closing of its accounting records which resulted in the reversal of accrued revenue and expenses. The major items reversed were rental income, $34,000; real estate taxes, $439,000; and property operating expenses, $64,000.

Also, in connection with the foreclosure of the Annex property, AUSA repaid the $2,929,581 note payable held by John Hancock Mutual Life Insurance Company (the "Lender"). In 1986 Stewart Title Company (the "Title Company") assumed responsibility for making the debt payments on this note payable. In January 1994, when the note was extended and the interest rate modified, the Title Company and the Joint Venture agreed to equally share in the 2.5% interest savings until the August 1, 1995 maturity. This interest savings plus the monthly defeasance payments not received since January 1995 will be netted against payments made by the Title Company for real estate taxes on the Annex. The repayment of the note payable had no effect on the Joint Venture since it was recorded as a deposit to the Title Company and as a note payable to the Lender in the financial statements.

The following are condensed income statements for the Annex:

    INCOME STATEMENTS:
                                     Six Months Ended June 30,
                                          1995          1994
    Rental income                       $196,246      $324,089
    Other income                          96,209       224,834
                                         292,455       548,923

    Mortgage and other interest           12,677       266,991
    Depreciation                          53,037        93,971
    Real estate taxes                   (313,135)      259,800
    Operating and administrative          (9,886)      109,021
    Provision for property impairment  2,649,046            --
                                       2,391,739       729,783

    Loss before extraordinary item    (2,099,284)     (180,860)

    Extraordinary gain on
     extinguishment of debt            2,545,883            --
    Net income (loss)                  $ 446,599     $(180,860)

(6)SUBSEQUENT EVENT

     A cash distribution representing a return of capital is anticipated to be made to the Limited Partners on August 15, 1995, in the amount of $1,000,000.

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the properties. The Partnership's mortgage debt which matured April 1995 was refinanced on April 6, 1995, see Note 3 of Notes to Financial Statements for more details.

     On August 23, 1994, the Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy effectively eliminating the
protection of the property from its creditors.   Also on February
10, 1995, AUSA Life Insurance Company ("AUSA") filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995 the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Joint Venture's property (the "Annex") pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture had until March 17, 1995 to file an answer to the amended notice. The Joint Venture did not answer on or before March 17, 1995. On April 3, 1995, a judgment of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA. As a result of these transactions, the Joint Venture recorded a $2,649,000 provision for investment property impairment to reduce the Annex property to its estimated fair market value. In addition, the Joint Venture recorded an extraordinary gain on the extinguishment of debt in the amount of $2,546,000, which was the net amount of the $2,350,000 fair market value of the Annex property and the mortgage payable of $4,896,000. Additionally, the Joint Venture had a final closing of its accounting records which resulted in the reversal of accrued revenue and expenses. The major items reversed were rental income, $34,000; real estate taxes, $439,000; and property operating expenses, $64,000.

      Also, in connection with the foreclosure of the Annex property, AUSA repaid the $2,929,581 note payable held by John Hancock Mutual Life Insurance Company(the "Lender"). In 1986 Stewart Title Company (the "Title Company") assumed responsibility for making the debt payments on this note payable. In January 1994, when the note was extended and the interest rate modified, the Title Company and the Joint Venture agreed to equally share in the 2.5% interest savings until the August 1, 1995 maturity. This interest savings plus the monthly defeasance payments not received since January 1995 will be netted against payments made by the Title Company for real estate taxes on the Annex. The repayment of the note payable had no effect on the Joint Venture since it was recorded as a deposit to the Title Company and as a note payable to the Lender in the financial statements.

     The Partnership has paid annual cash distributions to Limited Partners since 1986, as many (i.e., three of four) of the Partnership's properties have been operating in strong retail markets.

   Below is a table summarizing the historical data for quarterly distribution rates of Operating Cash Flow per annum:

     Quarter
      Ended      1995      1994      1993      1992      1991

    March 31    5.00%     3.75%     5.00%     7.25%     7.25%

     June 30      --      3.75      4.00      6.00      7.25

  September 30              --      4.50      6.00      7.25

   December 31            2.00      4.50      5.00      7.25

   The trend of decreasing distributions is primarily attributed to the poor performance of the Annex.

   A distribution of Operating Cash Flow for the second quarter of 1995 was not made, however as a result of the refinancing of the Shoppes mortgage, a return of capital distribution in the amount of $1,000,000 is anticipated to be made to the Limited Partners on August 15, 1995. The Preferential Distribution Deficiency equaled $3,267,848 at June 30, 1995, a $316,069 increase compared to December 31, 1994.

   The occupancy level at Del Champs at June 30, 1995 and December 31, 1994 was 100%. The Partnership is continuing to work to sustain the occupancy level of Del Champs. Del Champs operated at a positive cash flow for the six months ended June 30, 1995.

   Shoppes continued to generate positive cash flow for the six months ended June 30, 1995. The occupancy level at Shoppes at June 30, 1995 and December 31, 1994 was 100%.

   Ponderosa continues to operate at a positive cash flow for the six months ended June 30, 1995.

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

Results of Operations - Six Months Ended June 30, 1995 and 1994
   (Amounts rounded to 000's)

   The Partnership generated net income of $283,000 for the six months ended June 30, 1995 as compared to net income of $215,000 in 1994. The $68,000 increase in net income resulted primarily from a $314,000 increase in the Partnership's equity interest in the Annex due primarily from the gain on extinguishment of the Annex debt. Offsetting this increase was a $92,000 increase in mortgage and other interest expense and a $93,000 decrease in rental income.

    Total income for the six months ended June 30, 1995 was $1,113,000 as compared to $1,225,000 in 1994, a decrease of $112,000. The $112,000 decrease in total income was primarily the result of a $130,000 decrease in percentage rent income at the Shoppes. Also, contributing to the decline in total income was a $20,000 decrease in tenant reimbursements at Del Champs. The decrease in percentage rent and tenant reimbursements were partially offset by a $25,000 increase in interest income due primarily to the short-term investment of the Shoppes refinancing proceeds.

   Total expenses incurred during the first six months of 1995 were $1,061,000 compared to $926,000 in 1994, an increase of $135,000. The $135,000 increase in expenses was partially the result of mortgage and other interest expense increasing $92,000. The increase in mortgage and other interest expense resulted from the combination of the Shoppes mortgage rate increasing to a default interest rate prior to the April refinancing and the increase in expense due to the new mortgage.

Results of Operations - Three Months Ended June 30, 1995 and 1994
   (Amounts rounded to 000's)

   The Partnership generated net income of $274,000 in the second quarter of 1995 as compared to $61,000 in 1994. The $213,000 increase in net income resulted primarily from the Partnership's equity interest in the final closing of the Joint Venture's accounting records upon the foreclosure of the Annex of Schaumburg.

   Second quarter total income was $569,000 in 1995 as compared to $596,000 in 1994, a decrease of $27,000. The $27,000 decrease was primarily the result of a $50,000 decline in percentage rent income at the Shoppes which was partially offset by an increase of $20,000 in interest income earned on the refinancing proceeds from the Shoppes.

   Second quarter total expenses incurred in 1995 were $529,000 as compared to $476,000 in 1994, an increase of $53,000. The $53,000 increase was primarily a result of interest expense at the Shoppes increasing $23,000 due to the increased loan balance from the April refinancing. An additional factor contributing to the increase in expenses was the Partnership's write-off of $18,000 of receivables due from the Joint Venture.

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

                 None.

    ITEM 5.   Other Information.

                 None.

    ITEM 6.   Exhibits and Reports On Form 8-K.

              Exhibit 27.  Financial Data Schedule

              The Partnership filed the following reports on Form
              8-K during the three months ended June 30, 1995:

                 1. On April 25, 1995, the Partnership filed
                    Form 8-K dated April 6, 1995 which reported as Item 5 the refinancing of the first mortgage on the Shoppes on the Parkway.

                 2. On May 26, 1995, the Partnership filed
                    Form 8-K dated May 10, 1995 which reported as Item 2 the disposition of the Annex of Schaumburg as a result of a foreclosure sale held on May 10, 1995.

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

                 DATE:   August 11, 1995



                 BY:     /s/ Thomas J. Coorsh
                    Thomas J. Coorsh
                    Chief Financial Officer
                    and Treasurer

                 DATE:   August 11, 1995