Form 10-Q
period 1995-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1995-11-13
CIK 793066

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        September 30, 1995

                                    or

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

                     BRAUVIN INCOME PROPERTIES L.P. 6

                                  INDEX


                                                                    Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .      3

        Balance Sheets at September 30, 1995 and
        December 31, 1994. . . . . . . . . . . . . . . . . . . . . . .      4

        Statements of Operations for the Nine Months Ended
        September 30, 1995 and 1994. . . . . . . . . . . . . . . . . .      5

        Statements of Operations for the Three Months Ended
        September 30, 1995 and 1994. . . . . . . . . . . . . . . . . .      6

        Statement of Partners' Capital for the Period
        January 1, 1995 to September 30, 1995. . . . . . . . . . . . .      7

        Statements of Cash Flows for the Nine Months Ended
        September 30, 1995 and 1994. . . . . . . . . . . . . . . . . .      8

        Notes to Financial Statements. . . . . . . . . . . . . . . . .      9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . .     12

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .     17

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . .     17

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .     17

Item 4. Submissions of Matters to a Vote of Security Holders . . . . .     17

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .     17

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     17

        SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .     18

                     PART I - FINANCIAL INFORMATION



ITEM 1. Financial Statements

     Except for the December 31, 1994 Balance Sheet, the following Balance Sheet as of September 30, 1995, Statements of Operations for the nine and three months ended September 30, 1995 and 1994, Statement of Partners' Capital for the period January 1, 1995 to September 30, 1995 and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                     BRAUVIN INCOME PROPERTIES L.P. 6
                     (a Delaware limited partnership)

                              BALANCE SHEETS


                                       September 30, 1995  December 31, 1994
                                           (Unaudited)          (Audited)
ASSETS
Cash and cash equivalents                   $   653,379          $   445,771
Escrow and other deposits                       391,012               74,840
Due from affiliates                               5,460               29,171
Tenant receivables                              225,071              269,955
Other assets                                    190,139               71,536
Investment in (liability to)
  joint venture                                      --             (231,115)
                                              1,465,061              660,158
Investment in real estate, at cost:
  Land                                        2,756,651            2,756,651
  Buildings                                  10,597,707           10,596,134
                                             13,354,358           13,352,785
  Less: accumulated depreciation             (2,614,407)          (2,344,202)
Total investment in real estate, net         10,739,951           11,008,583

    Total Assets                            $12,205,012          $11,668,741


LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses       $   216,504          $   108,644
Security deposits                                 5,583                6,747
Mortgages payable                             8,997,475            7,658,921

    Total Liabilities                         9,219,562            7,774,312

Partners' Capital
General Partners                                  6,832                4,498
Limited Partners                              2,978,618            3,889,931

    Total Partners' Capital                   2,985,450            3,894,429

    Total Liabilities and
    Partners' Capital                       $12,205,012          $11,668,741



              See notes to financial statements (unaudited).

                     BRAUVIN INCOME PROPERTIES L.P. 6
                     (a Delaware limited partnership)

                         STATEMENTS OF OPERATIONS
           For the Nine Months Ended September 30, 1995 and 1994
                                (UNAUDITED)


                                                1995               1994
INCOME
Rental                                       $1,369,843         $1,476,062
Interest                                         43,641              5,830
Other, primarily expense
   reimbursements                               281,355            302,460

   Total income                               1,694,839          1,784,352

EXPENSES
Mortgage and other interest                     706,400            586,409
Depreciation and amortization                   277,704            290,245
Real estate taxes                               100,009             95,401
Repairs and maintenance                          41,075             47,829
Other property operating                        237,689            199,909
General and administrative                      329,699            124,796

   Total expenses                             1,692,576          1,344,589

Net income before equity interest in
   Joint Venture                                  2,263            439,763

Equity interest in Joint Venture's
   net income (loss)                            231,115           (156,608)

Net Income                                   $  233,378         $  283,155

Net Income Per Limited Partnership
   Interest (7,842.5 Units)                      $29.46             $35.74









              See notes to financial statements (unaudited).

                    BRAUVIN INCOME PROPERTIES L.P. 6
                     (a Delaware limited partnership)

                         STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 1995 and 1994
                                (UNAUDITED)



                                                1995               1994
INCOME
Rental                                         $461,395          $469,987
Interest                                         16,520             3,836
Other, primarily expense
  reimbursements                                104,317            85,954

  Total income                                  582,232           559,777

EXPENSES
Mortgage and other interest                     219,596           191,039
Depreciation and amortization                    91,836            94,442
Real estate taxes                                35,209            31,800
Repairs and maintenance                          28,561            24,373
Other property operating                         59,821            53,869
General and administrative                      196,521            22,591

  Total expenses                                631,544           418,114

Net (loss) income before equity interest
  in Joint Venture                              (49,312)          141,663

Equity interest in Joint Venture's
  net loss                                           --          (156,608)

Net Loss                                       $(49,312)         $(14,945)

Net Loss Per Limited Partnership
  Interest (7,842.5 Units)                       $(6.22)           $(1.89)








              See notes to financial statements (unaudited).

                     BRAUVIN INCOME PROPERTIES L.P. 6
                     (a Delaware limited partnership)

                      STATEMENT OF PARTNERS' CAPITAL
           For the Period January 1, 1995 to September 30, 1995
                                (UNAUDITED)


                                      General        Limited
                                       Partners       Partners       Total
BALANCE at January 1, 1995                $4,498      $3,889,931    $3,894,429

Return of capital                             --        (999,919)     (999,919)
Net income                                 2,334         231,044       233,378
Cash distributions                            --        (142,438)     (142,438)

BALANCE at September 30, 1995             $6,832      $2,978,618    $2,985,450







Cash distribution per limited partnership interest:

    1995                                    $ --          $18.16        $18.16



















              See notes to financial statements (unaudited).

                     BRAUVIN INCOME PROPERTIES L.P. 6
                     (a Delaware limited partnership)

                         STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1995 and 1994
                                (UNAUDITED)

      1995                                          1994
Cash Flows From Operating Activities:
Net income                                        $  233,378    $ 283,155
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                        277,704      290,245
Equity interest in Joint Venture's net
  (income) loss                                     (231,115)     156,608
Changes in operating assets and liabilities:
  Decrease (increase) in tenant receivables           44,884     (111,816)
  Increase in escrow and other deposits             (316,172)    (108,137)
  Decrease (increase) in due from affiliates          23,711      (16,425)
  Decrease in other assets                            31,851        2,762
  Increase in accounts payable
    and accrued expenses                             107,860       40,602
  Decrease in security deposits                       (1,164)         (50)
Net cash provided by operating activities            170,937      536,944

Cash Flows From Investing Activities:
Capital expenditures                                  (1,573)          --
Cash used in investing activities                     (1,573)          --

Cash Flows From Financing Activities:
Repayment of mortgages                            (4,761,446)     (90,911)
Proceeds from refinancing                          6,100,000           --
Loan fees                                           (157,953)          --
Return of capital                                   (999,919)          --
Cash distributions to Limited Partners              (142,438)    (237,005)
Net cash provided by (used in) financing
  activities                                          38,244     (327,916)

Net increase in cash and cash equivalents            207,608      209,028
Cash and cash equivalents at beginning
  of period                                          445,771      176,990
Cash and cash equivalents at end of period        $  653,379    $ 386,018




              See notes to financial statements (unaudited).

                     BRAUVIN INCOME PROPERTIES L.P. 6
                     (a Delaware limited partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported resulted of operations.

(3)  MORTGAGE PAYABLE REFINANCING

     On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes on the Parkway (the "Shoppes"), located in Hilton Head, South Carolina, from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on April 6, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire the existing mortgage secured by Shoppes from Crown Life Insurance Company.

(4)       TRANSACTIONS WITH AFFILIATES

          Fees and other expenses paid to the General Partners or its affiliates for the nine months ended September 30, 1995 and 1994 were as follows:
                                          1995              1994
   Legal fees                           $    471           $ 2,798
   Management fees                       109,548            99,496
   Reimbursable office expenses           62,260            70,926

    The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,526 for legal services, as of September 30, 1995.

(5) INVESTMENT IN AFFILIATED JOINT VENTURE

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

    The following are condensed income statements for the Annex:

INCOME STATEMENTS:
                                        Nine Months Ended September 30,
                                           1995            1994
   Rental income                           $ 196,246       $ 438,803
   Other income                               96,209         292,042
                                             292,455         730,845

   Mortgage and other interest                12,677         388,037
   Depreciation                               53,037         120,239
   Real estate taxes                        (313,135)        389,700
   Operating and administrative               (9,886)        173,324
   Provision for property impairment       2,649,046              --
                                           2,391,739       1,071,300

   Loss before extraordinary item         (2,099,284)       (340,455)
   Extraordinary gain on
    extinguishment of debt                 2,545,883              --
   Net income (loss)                       $ 446,599       $(340,455)

(6) RETURN OF CAPITAL

    On August 15, 1995, a cash distribution representing a return of capital was made to the Limited Partners for $999,919.

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

    The Partnership has paid annual cash distributions to Limited Partners since 1986.

    Below is a table summarizing the historical data for quarterly distribution rates of Operating Cash Flow per annum:

     Quarter
      Ended          1995      1994      1993      1992      1991

    March 31           5.00%     3.75%     5.00%     7.25%     7.25%

     June 30       (a)           3.75      4.00      6.00      7.25

  September 30         6.00     --         4.50      6.00      7.25

   December 31                   2.00      4.50      5.00      7.25

     (a) A distribution of Operating Cash Flow for the second quarter of 1995 was not made, however as a result of the refinancing of the Shoppes mortgage, a return of capital distribution of $999,919 was made to the Limited Partners on August 15, 1995.

     The trend of decreasing distributions is primarily attributed to the poor performance of the Annex. The Preferential Distribution Deficiency equaled $3,373,957 at September 30, 1995, a $422,178 increase compared to December 31, 1994.

     The occupancy level at Del Champs at September 30, 1995 and December 31, 1994 was 100%. The Partnership is continuing to work to sustain the occupancy level of Del Champs. Del Champs operated at a positive cash flow for the nine months ended September 30, 1995.

     Shoppes continued to generate a positive cash flow for the nine months ended September 30, 1995. The occupancy level at Shoppes at September 30, 1995 was 98% as compared to 100% at December 31, 1994.

     Ponderosa continues to operate at a positive cash flow for the nine months ended September 30, 1995.

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

Results of Operations - Nine Months Ended September 30, 1995 and 1994
     (Amounts rounded to 000's)

     The Partnership generated net income of $233,000 for the nine months ended September 30, 1995 as compared to net income of $283,000 in 1994. The $50,000 decrease in net income resulted primarily from a $388,000 increase in the Partnership's equity interest in the Annex due primarily from the gain on extinguishment of the Annex debt. Offsetting this increase was a $120,000 increase in mortgage and other interest expense, a $106,000 decrease in rental income and a $202,000 increase in general and administrative expenses.

     Total income for the nine months ended September 30, 1995 was $1,695,000 as compared to $1,784,000 in 1994, a decrease of $89,000. The $89,000 decrease in total income was primarily the result of a $120,000 decrease in percentage rent income at the Shoppes. Also, contributing to the decline in total income was a $20,000 decrease in tenant reimbursements at Del Champs. The decrease in percentage rent and tenant reimbursements were partially offset by a $38,000 increase in interest income due primarily to the short-term investment of the Shoppes refinancing proceeds.

     Total expenses incurred during the nine months ended September 30, 1995 were $1,6930,000 compared to $1,345,000 in 1994, an increase of $348,000.
The $348,000 increase in expenses was partially the result of mortgage and other interest expense increasing $120,000 and legal expenses for the Annex increasing $126,000. The increase in mortgage and other interest expense resulted from the combination of the interest expense for repaid mortgage at the Shoppes accruing at a default rate (16.5%) during the extension period (January 1, 1995 to April 6, 1995) and the increase in the interest payment for new mortgage.

Results of Operations - Three Months Ended September 30, 1995 and 1994
     (Amounts rounded to 000's)

     The Partnership generated net loss of $49,000 in the third quarter of 1995 as compared to $15,000 in 1994. The $34,000 increase in net loss resulted primarily from the Partnership's legal expenses increasing $126,000 for the Annex of Schaumburg bankruptcy proceedings.

     Third quarter total income was $582,000 in 1995 as compared to $560,000 in 1994, an increase of $22,000. The $22,000 increase was primarily the result of an increase of $13,000 in interest income earned on the refinancing proceeds from the Shoppes and an increase of $27,000 in other tenant reimbursables at Shoppes. These increases were offset by a decrease of $18,000 in percentage rent at the Shoppes.

     Third quarter total expenses incurred in 1995 were $631,000 as compared to $418,000 in 1994, an increase of $213,000. The $213,000 increase was primarily a result of interest expense at the Shoppes increasing $29,000 due to the increased loan balance from the April refinancing and legal expense increases $126,000 of as a result of the Annex bankruptcy proceedings.

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

                             DATE:   November 13, 1995


                             BY:     /s/ Thomas J. Coorsh
                                     Thomas J. Coorsh
                                     Chief Financial Officer
                                     and Treasurer

                             DATE:   November 13, 1995