Form 10-K
period 1995-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1996-04-01
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1995

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

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on
                                          which registered
              None                              None

   Securities registered pursuant to Section 12(g) of the Act:

                 Limited Partnership Interests
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes     X     No        .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate sales price of the limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant was $7,842,500. This does not reflect market value. This is the price at which the Units were sold to the public. There is no current market for these Units, nor have any of the Units been sold within the last 60 days.

Portions of the Prospectus of the registrant dated May 30, 1986, as supplemented September 3, 1986, October 28, 1986, December 30, 1986 and May 29, 1987 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Parts III and IV of this Annual Report on Form 10-K.

                  BRAUVIN INCOME PROPERTIES L.P. 6
                   1995 FORM 10-K ANNUAL REPORT
                              INDEX

                              PART I
                                                                      Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .5

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 11

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                             PART II
Item 5.  Market for the Registrant's Limited Partnership
         Interests and Related Security Holder Matters . . . . . . . . 12

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . 15

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . 23

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . 23

                             PART III
Item 10. Directors and Executive Officers of the Registrant. . . . . . 24

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 27

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 28

Item 13. Certain Relationships and Related Transactions. . . . . . . . 28

                             PART IV
Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 30

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

                               PART I

Item 1. Business.

  Brauvin Income Properties L.P. 6 (the "Partnership") is a Delaware limited partnership formed in April 1986 whose business has been devoted exclusively to acquiring, operating, holding for investment and disposing of existing office buildings, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in greater metropolitan areas.

  The General Partners originally intended to dispose of the Partnership's properties approximately six to nine years after acquisition of each property, with a view toward liquidation of the Partnership. Due to current real estate market conditions and economic trends the General Partners instead believe it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believe it is appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluate market conditions. However, since the restated limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2025, unless sooner terminated, the General Partners shall in no event dispose of the properties after that date.

  As of December 31, 1995, the Partnership had originally acquired three rental properties. The Partnership had acquired a 46% interest in a joint venture which acquired an additional rental property. This property was sold in a sheriff's sale on May 15, 1995. The
Partnership will not purchase any additional properties.
Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company, Inc. (an affiliate of the General Partners). The focus of property management activities has seen improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

  The Partnership has no employees.

Market Conditions/Competition

  The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the local economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership may be required to retain ownership of its properties for periods longer than anticipated at acquisition or it may refinance, sell or otherwise dispose of certain properties at times or on terms and conditions that are less advantageous than would otherwise be the case if such unfavorable economic or market conditions did not exist.

     The Partnership strives to maximize occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. There are currently no vacancies at the Del Champs property located in Tuscaloosa, Alabama. Expectations are that due to a stable economic environment, rental rates will remain flat or increase slightly. The rental rates for tenants at the Shoppes on the Parkway shopping center in Hilton Head, South Carolina have increased from approximately $13.00 per square foot in 1993 to approximately $17.00 per square foot in 1995.

     The Partnership, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Partnership retains the services of third parties who hold themselves out to be experts in the field to assess a wide range of environmental issues and conduct tests for environmental contamination. Management believes that all real estate owned by the Partnership is in full compliance with applicable environmental laws and regulations.

Item 2.
        Properties.

  The following is a discussion of the rental properties owned and operated by the Partnership during 1995. For the purpose of the information disclosed in this section, the following terms are defined as follows:

  Occupancy Rate: The occupancy rate is defined as the occupied square footage at December 31, divided by the total square footage excluding square footage of outparcels, if any.

  Average Annual Base Rent Per Square Foot: The average annual base rent per square foot is defined as the total effective base rental income for the year divided by the average square feet occupied excluding outparcels, if any.

  Average Square Feet Occupied: The average square feet occupied is calculated by averaging the occupied square feet at the beginning of the year with the occupied square feet at the end of the year excluding outparcels, if any.

  During the year ended December 31, 1995, the Partnership owned the properties described below:

(a) Delchamps Plaza North Shopping Center ("Delchamps")

  On November 12, 1987, the Partnership acquired Delchamps located in Tuscaloosa, Alabama, for approximately $4,058,000. The purchase was funded with approximately $715,000 in cash at closing and by assuming an existing first mortgage loan from Lincoln National Life Insurance Company. The mortgage had an original principal balance of $3,375,000 and a balance of $3,343,000 in November 1987. The loan bears interest at a rate of 9.375% per annum and matures on December 1, 1996. It is the General Partners' intention to refinance this loan when it matures and, in that regard, there have been initial conversations with the current lender. There is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss upon foreclosure.

  Delchamps is a community shopping center constructed in 1986 with approximately 59,400 rentable square feet on a seven acre site. Delchamps is anchored by a regional grocer named Delchamps and Harco Drug, a Tuscaloosa based drug store chain.
Delchamps has eight stores and was 100% occupied at December 31, 1995.

  The occupancy rate and average annual base rent per square foot at December 31 for the last five years are as follows:

                               1995      1994      1993      1992      1991

Occupancy Rate                 100%      100%        95%      100%     100%

Average Annual Base
 Rent Per Square Foot         $7.73     $7.69      $7.82     $7.72    $7.71

  Delchamps has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1995:

                           Annual    Lease
                 Square      Base   Expiration   Renewal           Nature of
Tenant            Feet       Rent     Date       Options           Business
Delchamps        42,057  $315,427    1/2007      4/5 years ea.      Grocery
                                                                     Store
Harco Drugs       9,800    73,500    1/2002      4/5 years ea.       Drug
                                                                     Store
Others            7,532    70,238    Various       Various
                 59,389  $459,165

(b) Shoppes on the Parkway ("Shoppes")

  On March 31, 1988, the Partnership purchased Shoppes, a shopping center located in Hilton Head, South Carolina, for approximately $7,360,000. The purchase was funded with approximately $2,394,000 cash paid at closing and an existing first mortgage loan from the Crown Life Insurance Company (the "Lender") with a balance of approximately $4,966,000. The loan bore interest at a rate of 10.25% per annum and matured on December 1, 1994. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until April 1, 1995. On April 6,
1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes, from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on April 6, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire the existing mortgage secured by Shoppes from Crown Life Insurance Company. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

  Shoppes is a factory outlet retail center constructed in 1986 with approximately 86,900 rentable square feet situated on a 9.43 acre site. Shoppes was 97% occupied at December 31, 1995. To retain tenants and to attract customers to the shopping center the Partnership has begun improvements to the property. These improvements included landscaping, benches, canopies, exterior painting and refurbished restrooms.

  The occupancy rate and average annual base rent per square foot at December 31 for the last five years are as follows:

                                 1995     1994      1993      1992      1991

Occupancy Rate                    97%     100%      100%       99%      100%
Average Annual Base
  Rent Per Square Foot          $13.17  $12.60     $11.79    $11.75   $10.76

  Shoppes has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1995:

                                     Annual     Lease
                          Square      Base    Expiration   Renewal
Tenant                     Feet        Rent       Date     Options
All Tenants               84,506   $1,128,257   Various    Various
Vacant                     2,360           --
                          86,866   $1,128,257

(c) Ponderosa Restaurant ("Ponderosa")

  On September 28, 1988, the Partnership purchased the land and building occupied by a Ponderosa restaurant located in Garfield Heights, Ohio. The building was constructed in 1981 and contains 5,400 square feet of space. The cost of the restaurant was $1,075,000 plus closing costs which were paid in cash.

  The restaurant was purchased from Ponderosa, Inc. ("Ponderosa"), a wholly-owned subsidiary of Metromedia Company. The restaurant is operated by Ponderosa in accordance with the terms of a triple-net lease whereby Ponderosa must pay all taxes, insurance premiums and operating costs. The lease has a base term of 15 lease years (as defined in the lease), terminates on September 22, 2003 and contains four five-year renewal options. The Partnership is landlord only and does not participate in the operations of the restaurant.

  Ponderosa is obligated to pay a minimum base rental amount every four calendar weeks. In addition to the base rent, percentage rent is paid based on the average gross sales of the first two lease years (the "Percentage Base"). The percentage rent is 6.5% of the amount by which the gross sales in any year exceeds this Percentage Base.

  Ponderosa has the right to repurchase this property at the end of the tenth lease year (1998) and every five years thereafter at the fair market value of the real estate at the time of repurchase.

  The Ponderosa has been occupied since its purchase and the average annual base rent per square foot at December 31 for the last five years are as follows:

                               1995      1994      1993      1992      1991
Average Annual Base Rent
 Per Square Foot              $23.64   $23.64    $23.64    $23.64    $23.64

(d) The Annex of Schaumburg (the "Annex")

 On December 31, 1986, the Partnership and Brauvin Real Estate
Fund L.P. 5 ("BREF 5") formed a joint venture (the "Joint Venture") to purchase the Annex, a shopping center located in Schaumburg, Illinois, for approximately $8,358,000. The Partnership had a 46% interest in the Annex Joint Venture and BREF 5 had a 54% interest. The purchase was funded with approximately $3,158,000 cash at closing and $5,200,000 from the proceeds of an interim loan.

 At the date of acquisition, the Annex was encumbered with an existing first mortgage loan of approximately $4,356,600, which bore interest at a rate of 13% per annum. The outstanding principal balance was due on February 1, 1994. As this loan was non-prepayable, the joint venture deposited approximately $4,356,600 with Stewart Title Company (the "Title Company") and paid a fee of approximately $293,000 to the Title Company in 1986 to service this loan.

 On January 31, 1994, the Annex Joint Venture entered into a Reliance Agreement (the "Agreement") with the Title Company and agreed to, on behalf of the Title Company, by the lender, John Hancock Mutual Life Insurance Company: (i) make a $1,000,000 paydown on the loan;(ii) pay the Lender an administrative fee of 1.5% of the loan balance, after the $1,000,000 paydown; and (iii) issue title insurance as required. As a condition to the Annex Joint Venture's agreement with the Title Company, the Title Company agreed to pay the Annex Joint Venture $5,000 per month commencing February 1, 1994 through January 31, 1995 and $6,000 per month thereafter. The Title Company also agreed to equally share with the Annex Joint Venture the 2.5% interest savings after the 1.5% administrative fee was paid, which the Annex Joint Venture was expected to have been received upon maturity of the Agreement. In February 1994, the Title Company paid the Lender the $1,000,000 paydown, as required in the Agreement. In 1995 and 1994, the Annex received $5,000 and $55,000, respectively, from the Title Company, which was recorded as a reduction of interest expense on the property. The remaining amounts due from the Title Company were offset against amounts owed to the Title Company. The Partnership will not receive any additional payments under the Agreement.

 The revised promissory note payable bore interest at a rate of 10% per annum, with monthly payments of principal and interest based upon a 30-year amortization schedule of $45,630 commencing December 1, 1989. The remaining principal balance of approximately $5,023,000 matured on November 1, 1994. The note was collateralized by a first mortgage lien on the Annex. Interest paid approximated $17,700, $270,500 and $508,800 in 1995, 1994 and
1993, respectively.

 The Annex Joint Venture did not make its monthly mortgage payments that were due to AUSA Life Insurance Company, Inc. ("AUSA") on July 1, 1994, August 1, 1994, September 1, 1994 or October 1, 1994. In addition, the Annex Joint Venture did not repay the mortgage loan which matured November 1, 1994, at which time the entire amount of principal and accrued interest became due and payable. On August 11, 1994, the Annex Joint Venture received a notice of default from AUSA demanding the payments due July 1, 1994 and August 1, 1994.

 On August 23, 1994, the Annex Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy and AUSA filed a motion for appointment of a receiver against the Annex Joint Venture. On February 17, 1995, the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Annex Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Annex Joint Venture did not file an answer to the amended foreclosure that was due March 17, 1995. On April 3, 1995, a judgement of foreclosure and sale was entered into against the Annex Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA, in satisfaction of the Partnership's obligation on the promissory note payable.

 In the opinion of the General Partners, the Partnership has provided for adequate insurance coverage of its real estate investment properties.

Risks of Ownership

 The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of the leases, including making base rent payments or percentage rent payments to the Partnership. Such defaults by one or more of the tenants could have an adverse effect on the financial situation of the Partnership. Furthermore, the Partnership may be unable to replace these tenants due to competition in the market at the time any vacancy occurs. Additionally, there are costs to the Partnership when replacing tenants such as leasing commissions and tenant improvements. Such improvements may require expenditure of Partnership funds otherwise available for distribution.

Item 3.   Legal Proceedings.

  On August 23, 1994, the Annex Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy and AUSA filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995, the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture did not file an answer to the amended foreclosure that was due on March 17, 1995. On April 3, 1995, a judgement of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA, in satisfaction of the Partnership's obligation on the Partnership's obligation on the promissory note payable.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                               PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1995, there were 612 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  Cash distributions from operations to Limited Partners for 1995, 1994 and 1993 were $245,921, $236,835 and $370,119 respectively.
As a result of the refinancing of the Shoppes mortgage, a distribution of $999,919 representing a return of capital was made to the Limited Partners on August 15, 1995.

Item 6.           Selected Financial Data.

                              Year Ended   Year Ended      Year Ended
                             December 31,  December 31,   December 31,
                                 1995          1994            1993
Selected Income
  Statement Data:

Total Income                  $2,322,670   $2,220,297    $2,038,853

Interest Expense                 924,883      765,221       776,984

Net Income (Loss)                285,142     (106,974)     (514,916)

Net Income (Loss) Per
  Limited Partnership
  Unit                             36.00       (13.50)       (65.00)


Selected Balance
  Sheet Data:

Investment in
  (Liability to)
  Joint Venture              $        --  $  (231,115)  $   252,941

Total Assets                  12,173,054   11,668,741    12,181,565

Mortgages Payable              8,962,634    7,658,921     7,781,639

Cash Distributions to
  Limited Partners               245,921      236,835       370,119

Cash Distributions to
  Limited Partners
  Per Unit                         31.36        30.20         47.19

Return of Capital to
  Limited Partners               999,919           --            --

Return of Capital to
  Limited Partners
  Per Unit                         127.5           --            --

 Item 6.          Selected Financial Data - Continued.

                                       Year Ended       Year Ended
                                      December 31,    December 31,
                                            1992          1991
Selected Income Statement Data:

Total Income                           $2,029,364      $1,970,720

Interest Expense                          786,919         795,913

Net Income                                253,077         195,778

Net Income Per Limited
  Partnership Unit                          31.95           24.71


Selected Balance Sheet Data:

Investment in Joint Venture             1,093,204       1,173,867

Total Assets                           13,171,462      13,525,156

Mortgages Payable                       7,892,985       7,994,016

Cash Distributions to
  Limited Partners                        520,213         563,685

Cash Distributions to Limited
  Partners Per Unit                         66.33           71.88

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the properties. Long-term needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

  On May 15, 1995, title to the Annex, the sole property held by the Partnership and Brauvin Real Estate Fund L.P. 5 ("BREF 5") (the "Joint Venture") was transferred to AUSA Life Insurance Company, Inc. ("AUSA") through a sheriff's sale. The Joint Venture ceased operations on May 15, 1995, paid final administrative expenses, and had no other available cash to provide final distributions. The Joint Venture partnership agreement provides for the dissolution of the Joint Venture upon mutual agreement of the Partnership and BREF
5. Accordingly, the Partnership and BREF 5 have agreed to dissolve and will formally terminate the Joint Venture in 1996.

  As a result of reversion of the property to the AUSA, the Joint Venture recorded a $2,702,083 provision for investment property impairment to reduce the Annex property to its estimated fair value. In accordance with Statement No. 121 no depreciation expense was recorded during 1995. In addition, the Partnership recorded an extraordinary gain on the extinguishment of debt in the amount of $3,177,788, including the net reversals of approximately $632,000 of accrued expenses.

  The Partnership was required to make a balloon mortgage payment for Shoppes in April 1995 in the amount of $4,671,392. On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 ( the "First Mortgage Loan") secured by Shoppes, located in Hilton Head, South Carolina, from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,000 and matures on April 6, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire an existing mortgage secured by Shoppes from Crown Life Insurance Company. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

  The Partnership has paid annual cash distributions to Limited Partners since 1986, as many (i.e., three of four) of the Partnership's properties have been operating in strong retail markets. Rental rates at Shoppes have increased as new leases have been signed and existing leases renewed. However, operating cash flow of the Partnership has decreased in 1995 compared to 1994, primarily due to the increase of expenses pertaining to the foreclosure of the Annex.

  Below is a table summarizing the historical data for distribution rates per annum for the last five years:

Distribution
    Date                1995     1994     1993    1992    1991

February 15             2.00%    3.75%    5.00%   7.25%   7.25%
May 15                  5.00     3.75     4.00    6.00    7.25
August 15               (a)      --       4.50    6.00    7.25
November 15             6.00     2.00     4.50    5.00    7.25

(a) The August 15, 1995 distribution was a return of capital distribution of $999,919.

  The trend of decreasing distributions was primarily attributed to the poor performance of the Annex which was foreclosed upon on May 15, 1995. Subsequent to the Annex foreclosure distributions rates have increased.

  A distribution of Operating Cash Flow for the fourth quarter of 1995 was made to the Limited Partners on February 15, 1996 in the amount of $99,171. The Preferential Distribution Deficiency equaled $3,490,805 after this last distribution, a $539,026 increase over 1994.

  The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the

Partnership Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations

  The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions.

  The General Partners conduct an in-depth assessment of each property's physical condition as well as a demographic analysis to assess opportunities for increasing occupancy and rental rates and decreasing operating costs. In all instances, decisions concerning restructuring of loan terms, reversions and subsequent operation of the property are made with the intent of maximizing the potential proceeds to the Partnership and, therefore, return of investment and income to Limited Partners.

  In certain instances and under limited circumstances, management of the Partnership entered into negotiations with lenders for the purpose of restructuring the terms of loans to provide for debt service levels that could be supported by operations of the properties. In such instances, the terms of the restructuring agreement generally provide the lender with the potential for recovering forgone economic benefits at the time the property is sold or refinanced. When negotiations are unsuccessful, management of the Partnership considers the possibility of reverting the properties to the first mortgage lender. Foreclosure proceedings may require 6 to 24 months to conclude.

  An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee ("Management" fee) which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners' opinion, comparable to fees that would be paid to independent third parties.

Results of Operations - 1995 Compared to 1994
  (Amounts Rounded in 000's)

  The Partnership generated net income of $285,000 in 1995, compared to a net loss of $107,000 in 1994, an increase of $392,000. The $392,000 increase in net income resulted primarily from the recognition of the Partnership's share of the gain on the extinguishment of debt of $3,178,000 at the Annex netted against the provision for the Annex's investment property impairment of $2,702,000. The Partnership's share of the Annex's gain on the extinguishment of debt and investment property impairment was $1,462,000 and $1,243,000, respectively.

  Total income was $2,323,000 in 1995 compared to $2,220,000 in 1994, an increase of $103,000. Rental and other income (primarily tenant reimbursements) increased $19,000 and $40,000, respectively. The increase in rental income was primarily due to the Shoppes' increase in average annual base rents charged to tenants. The increase in other income is also primarily associated with the Shoppes, since the Partnership charges the tenants for certain expenses incurred (i.e., repairs and maintenance and operating) in the normal operations at the property. Interest income increased $44,000 in 1995 as compared to 1994 as a result of investing excess cash in Euro Currency investments.

  Total expenses incurred in 1995 were $2,269,000 compared to $1,843,000 in the prior year, an increase of $426,000. The increase was primarily caused by an increase in general and administrative expense of $196,000 and an increase of $160,000 in mortgage and other interest. The increase in general and administrative is due to the write-off of the $165,000 receivable due from the Annex. The $160,000 increase in interest expense is primarily due to (1) the recognition of $75,000 of default interest on the Shoppes from December 1, 1994 to April 6, 1995, which was paid on the date the refinancing of the Shoppes was completed and (2) the $102,000 interest expense computed on the additional $1,425,000 mortgage payable balance on the Shoppes refinanced mortgage. The
$52,000 increase in repairs and maintenance is mainly due to the $40,000 increase at the Shoppes. The improvements at the Shoppes were made to enhance the outside appearance which include landscaping, benches, canopies, exterior painting and refurbished restrooms. The Partnership made these improvements in an effort to retain tenants and to attract customers to the shopping center.

  In 1995 and 1994, the Annex recorded a loss for the provision for investment property impairment in the amount of $2,702,000 and $883,000, respectively, an increase of $1,819,000. The loss is reflected as a component of equity interest in joint venture net income (loss) in the statements of operations. The Partnership's share of these provisions were $1,243,000 and $406,000 in 1995 and 1994, respectively.

  A summary of the changes in income and expense items for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is detailed in the following schedule.

                   YEAR ENDED DECEMBER 31, 1995
                          AS COMPARED TO
                   YEAR ENDED DECEMBER 31, 1994

                                          Increase
                                         (Decrease)        Increase
                            Increase      in Costs         (Decrease)
                           (Decrease)       and             in Net
                            in Income    Expenses           Income
                                      [000's Omitted]
Income:
Rental                          $ 19      $  --              $ 19
Interest                          44         --                44
Other, primarily expense
Reimbursements                    40         --                40

       Total Income              103         --               103

Expenses:
Mortgages and other interest      --        160              (160)
Depreciation and amortization     --        (17)               17
Real estate taxes                 --          3                (3)
Repairs and maintenance           --         52               (52)
Operating                         --         32               (32)
General and administrative        --        196              (196)

       Total Expenses             --        426              (426)

Net Loss before equity
interest in Joint Venture        103        426              (323)

Equity interest in Joint
  Venture's net income           715         --               715

Net Income                      $818       $426              $392

Results of Operations - 1994 Compared to 1993
       (Amounts Rounded in 000's)

  The Partnership generated a net loss of $107,000 in 1994, compared to a net loss of $515,000 in 1993. The $408,000 decrease in net loss resulted primarily from an increase in total income of $181,000 and a decrease in the recognition of the provisions for the Annex's investment property impairment of $617,000 (the
Partnership's share of the decrease is $284,000).

  Total income was $2,220,000 in 1994 compared to $2,039,000 in 1993, an increase of $181,000. Rental and other income (primarily tenant reimbursements) increased $85,000 and $91,000, respectively. The increase in rental income was primarily due to the Shoppes' increase in average annual base rents charged to tenants. The increase in other income is also primarily associated with the Shoppes, since the Partnership charges the tenants for certain expenses incurred (i.e., repairs and maintenance and operating) in the normal operations at the property.

  Total expenses incurred in 1994 were $1,843,000 compared to $1,760,000 in the prior year, an increase of $83,000. The increase was primarily caused by increases in operating expense of $38,000 and repairs and maintenance expense of $26,000. These expenses increased in an effort to retain and attract new tenants to the Partnership's properties.

  In 1994 and 1993, the Annex recorded a loss for the provision for investment property impairment in the amount of $883,000 and $1,500,000, respectively, a decrease of $617,000. The loss is reflected as a component of equity interest in joint venture net loss in the statements of operations. The Partnership's share of these provisions were $406,000 and $690,000 in 1994 and 1993, respectively. In addition to the decrease in the provision for investment property impairment there was a decrease in mortgage and other interest that resulted from the discontinuation of accruing interest as of the default date, July 1, 1994. These decreases in expense were offset by a decrease in rental income as a result of the decrease in occupancy of 64% at December 31, 1993 to 56% at December 31, 1994.

  A summary of the changes in income and expense items for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is detailed in the following schedule.

                   YEAR ENDED DECEMBER 31, 1994
                          AS COMPARED TO
                   YEAR ENDED DECEMBER 31, 1993

                                            Increase
                                           (Decrease)      Increase
                               Increase     in Costs     (Decrease)
                              (Decrease)      and           in Net
                               in Income   Expenses          Loss
                                        [000's Omitted]
Income:
Rental                            $ 85        $ --          $ 85
Interest                             5          --             5
Other, primarily expense
Reimbursements                      91          --            91

        Total Income               181          --           181

Expenses:
Mortgages and other interest        --         (12)           12
Depreciation                        --          19           (19)
Real estate taxes                   --           3             3
Repairs and maintenance             --          26           (26)
Operating                           --          38           (38)
General and administrative          --           9            (9)

        Total Expenses              --          83           (83)

Net Income before equity
  interest in Joint Venture        181          83            98

Equity interest in Joint
  Venture's net loss               310          --           310

Net Loss                          $491        $ 83          $408

Item 8.Financial Statements and Supplementary Data.

  See Index to Financial Statements and Schedule on Page F-1 and
S-1 of this Form 10-K for financial statements and financial statement schedule, where applicable.

  The financial information required in Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

  There have been no changes in accountants or reported disagreement on any matter of accounting principles, practices or financial statement disclosure.

                        PART III
Item 10. Directors and Executive Officers of the Partnership.

  The General Partners of the Partnership are:
         Brauvin 6, Inc., an Illinois corporation
         Mr. Jerome J. Brault, individually
         Mr. Cezar M. Froelich, individually

  Brauvin 6, Inc. was formed under the laws of the State of Illinois in 1986, with its issued and outstanding shares being owned by A.G.E. Realty Corporation, Inc. (50%), and Messrs. Jerome
J. Brault (beneficially) (25%) and Cezar M. Froelich (25%).

  The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault . . . . . . . . . . . . .Chairman of the Board of
                                       Directors, Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Robert J. Herleth. . . . . . . . . . . Vice President and Director

  Mr. David W. Mesker. . . . . . . . . . . . . . . . . . . . . .Director

  Mr. Thomas J. Coorsh . . . . . . . . . . . . . . . Treasurer and Chief
                                                       Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  Mr. Jerome J. Brault (age 62) is Director, Chairman of the Board and President of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin Associates, Inc., Brauvin 6, Inc., Brauvin Advisory Services, Inc., Brauvin Securities Inc. and Brauvin Restaurant Properties, Inc. He is Director, President, Chairman of the Board, Chief Executive Officer and Secretary of Brauvin Management Company and Brauvin Financial, Inc. He is President and Director of Brauvin, Inc. He is also Director, President, Chairman of the Board and Chief Executive Officer of Brauvin Chili's Inc., Brauvin Realty Services, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Net Lease V, Inc., and

Brauvin Realty Advisors V, L.L.C., as well as an individual general partner in seven other affiliated public limited partnerships. Prior to Mr. Brault's affiliation with the Brauvin organization, he was the Chief Operating Officer of Burton J. Vincent, Chesley & Company, a New York Stock Exchange member firm. He is the father of James L. Brault, officer of certain affiliated Brauvin entities.

  Mr. Cezar M. Froelich (age 50) is a principal with the Chicago law firm of Shefsky Froelich & Devine Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in seven other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994.

  Mr. James L. Brault (age 35) is a Vice President and Secretary of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Associates Inc., Brauvin Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Executive Vice President and Secretary of Brauvin Advisory Services, Inc. He is also Executive Vice President, Secretary and Director of Brauvin Realty Advisors IV, Inc., Brauvin Net Lease V, Inc., and Brauvin Realty Advisors V, L.L.C. Additionally, he is the Executive Vice President and Assistant Secretary of Brauvin Management Company and Brauvin Financial, Inc., as well as a Director of Brauvin Financial, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Loan Division of the First National Bank of Chicago, based in their Washington, D.C. office. Mr. Brault joined the First National Bank of Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150,000,000. Mr. Brault is a son of Mr. Jerome J. Brault, the managing general partner of the Partnership.

  Mr. Robert J. Herleth (age 43) is a Vice President and Director of Brauvin Properties, Inc., Brauvin Realty Properties, Inc.,

Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., and Brauvin 6, Inc. He joined A.G. Edwards & Sons, Inc. in 1980 and presently serves as a Vice President of A.G.E. Realty Corp. Mr. Herleth is also a director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. David W. Mesker (age 64) is a Director of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc. and Brauvin 6, Inc. Mr. Mesker is presently a Senior Vice President of A.G. Edwards & Sons, Inc. and a Director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. Thomas J. Coorsh (age 46) is the Treasurer and Chief Financial Officer of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Net Lease V, Inc., Brauvin Realty Advisors V, L.L.C., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc., Brauvin Inc., Brauvin Associates, Inc., Brauvin Advisory Services, Inc. and Brauvin Restaurant Properties, Inc. He is responsible for the overall financial management of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is responsible for partnership accounting and financial reporting to regulatory agencies. From May 1992 until joining Brauvin in November of 1993, Mr. Coorsh was self-employed as a business consultant. Between 1990 and 1992, Mr. Coorsh was the senior vice president of finance and chief accounting officer for Lexington Homes, a large, Illinois home builder. In 1990 Mr. Coorsh left The Balcor Company, a major real estate syndicator, property manager and lender to join Lexington Homes. Mr. Coorsh began work at The Balcor Company in 1985 and his most recent position was first vice president - finance. Mr. Coorsh's responsibilities at Balcor included property management accounting and finance; treasury; and financial and strategic planning. Before joining Balcor, Mr. Coorsh held financial positions with several large, public corporations headquartered in the Chicago metropolitan area. Mr. Coorsh is a Certified Public Accountant.

Item 11  Executive Compensation.

  (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or other affiliates as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Partnership Agreement entitled "Distribution of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-10 to A-15 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item
10. Reference is also made to Note 3 of the Notes to Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners received a 1% share of Partnership net income or losses for the years 1990 through 1995.

  An affiliate of the General Partners of the Partnership is reimbursed for its direct expenses relating to the administration of the Partnership.

  The Partnership does not have any employees and therefore there is no compensation paid.

         (c, d, e & f)   Not applicable.
         (g)             The Partnership has no employees and pays
                         no employee or director compensation.
         (h & i)         Not applicable.
         (j)             Compensation Committee Interlocks and
                         Insider Participation.  Since the
                         Partnership had no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.
         (k)             Not applicable.
         (l)             Not applicable.

Item 12.  Security Ownership of Certain Beneficial
Owners and Management.

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

  (b)    The officers and directors of the Corporate General
Partner of the Partnership do not, individually or as a group, own any Units.

  (c) The Partnership is not aware of any arrangements, the operations of which may result in a change of control of the Partnership.

  No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the sections of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-17 to A-20 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is an individual general partner of the Partnership and is also a principal of the law firm of Shefsky Froelich & Devine Ltd., which acts as securities and real estate counsel to the Partnership. Reference is made to Note 5 of the Notes to Financial Statements filed with this annual report for a summary of transactions with affiliates.

  As a precondition to the new financing on the Shoppes on the Parkway, the lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P. which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  The General Partners of the Partnership and Brauvin Real Estate Fund L.P. 5, the General Partners of Brauvin/The Annex of Schaumburg Associates ("The Annex"), determined that it was in the best interest of the Partnership for the Annex to file for reorganization under Chapter 11 of the bankruptcy code. The intent of the bankruptcy filing was to seek financial reorganization and protect the Partnership's interest in the Annex. Because the Annex did not have the cash necessary to meet the expense of pursuing the bankruptcy, the Partnership loaned the necessary funds to do so. Future net cash flow generated by the Annex, if any, were intended to be used to repay the loan balance prior to any distributions. When ownership of the Annex was lost through foreclosure on May 15, 1995, the Partnership recorded a loss on the loan and the balance was written off.

  (c)    No management persons are indebted to the Partnership.

  (d)    There have been no transactions with promoters.

                            PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    (1) (2)    Financial Statements and Schedule.(See Index to
Financial Statements and Schedule filed with this annual report).

    (3)        Exhibits required by the Securities and Exchange
               Commission Regulation S-K Item 601:

               Exhibit No.      Description
                  *3.(a)        Limited Partnership Agreement
                  *3.(b)        Articles of Incorporation of Brauvin 6, Inc.
                  *3.(c)        By-Laws of Brauvin 6, Inc.
                  *3.(d)        Certificate of Limited Partnership of
                                the Partnership
                  *10.(a)       Escrow Agreement
                  *10.(b)(1)    Management Agreement
                   27.          Financial Data Schedule
                  *28           Pages 9-14 and A-15 to A-18 of the
                                Partnership's Prospectus and the Agreement dated May 30, 1986, as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 0-16857) on Form
S-11 filed under the Securities Act of 1933:

  (b) The Partnership did not file any report on Form 8-K during the fourth quarter of 1995.

  (c) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish such reports to the Securities and Exchange Commission when it is sent at that time.

  (d) See Financial Statements for Brauvin/The Annex of Schaumburg Associates on Page S-1.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      BRAUVIN INCOME PROPERTIES L.P. 6

                      BY: Brauvin 6, Inc.
                          Corporate General Partner

                          By:  /s/ Jerome J. Brault
                               Jerome J. Brault
                               Chairman of the Board of
                               Directors and President

                          By:  /s/ James L. Brault
                               James L. Brault
                               Vice President and Secretary

                          By:  /s/ Robert J. Herleth
                               Robert J. Herleth
                               Vice President and Director

                          By:  /s/ David W. Mesker
                               David W. Mesker
                               Director

                          By:  /s/ Thomas J. Coorsh
                               Thomas J. Coorsh
                               Chief Financial Officer and
                               Treasurer

                      INDIVIDUAL GENERAL PARTNERS

                               /s/ Jerome J. Brault
                               Jerome J. Brault

                               /s/ Cezar M. Froelich
                               Cezar M. Froelich

Dated: March 29, 1996

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                         Page

Report of Independent Auditors. . . . . . . . . . . . . . F-2

Balance Sheets, December 31, 1995 and 1994. . . . . . . . F-3

Statements of Operations, for the years ended
December 31, 1995, 1994 and 1993. . . . . . . . . . . . . F-4

Statements of Partners' Capital, for the years ended
December 31, 1995, 1994 and 1993  . . . . . . . . . . . . F-5

Statements of Cash Flows, for the years ended
December 31, 1995, 1994 and 1993. . . . . . . . . . . . . F-6

Notes to Financial Statements . . . . . . . . . . . . . . F-7

Schedule III -- Real Estate and Accumulated
Depreciation, December 31, 1995 . . . . . . . . . . . . . F-18

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, and therefore have been omitted or equivalent information has been included herein.

EXHIBIT

The financial statements for Brauvin/The Annex of Schaumburg
Associates are filed separately with this annual report. (See Index to Financial Statements on page S-1).

                  Report of Independent Auditors

To the Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying balance sheets of Brauvin Income Properties L.P. 6 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brauvin Income Properties L.P. 6 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with general accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.




                                        /s/ ERNST & YOUNG LLP


Chicago, Illinois
March 8, 1996

                           BALANCE SHEETS

                                          December 31,   December 31,
                                              1995           1994
ASSETS
Cash and cash equivalents                 $   561,479    $   445,771
Escrow and other deposits                     421,096         74,840
Due from affiliates                               730         29,171
Tenant receivables (net of
  allowances of $8,300 in 1995
  and $6,500 in 1994)                         306,837        269,955
Other assets                                  207,106         71,536
Investment in (liability to)
 joint venture                                     --       (231,115)
                                            1,497,248        660,158
Investment in real estate, at cost:
  Land                                      2,756,651      2,756,651
  Buildings                                10,623,508     10,596,134
                                           13,380,159     13,352,785
  Less: accumulated depreciation           (2,704,353)    (2,344,202)
Total investment in real
 estate, net                               10,675,806     11,008,583
    Total Assets                          $12,173,054    $11,668,741

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued
  expenses                                $   271,106    $   108,644
Security deposits                               5,583          6,747
Mortgages payable                           8,962,634      7,658,921
    Total Liabilities                       9,239,323      7,774,312

Partners' Capital
General Partners                                7,349          4,498
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                   2,926,382      3,889,931
    Total Partners' Capital                 2,933,731      3,894,429

    Total Liabilities and
     Partners' Capital                    $12,173,054     $11,668,741


                See notes to financial statements

                     STATEMENTS OF OPERATIONS
       For the Years Ended December 31, 1995, 1994 and 1993

                                     1995        1994           1993
INCOME
Rental                            $1,836,363   $1,817,802   $1,733,081
Interest                              54,355        9,878        4,131
Other, primarily
  expense reimbursements             431,952      392,617      301,641
     Total Income                  2,322,670    2,220,297    2,038,853

EXPENSES
Mortgages and other
  interest                           924,883      765,221      776,984
Depreciation and
  amortization                       370,382      387,589      368,389
Real estate taxes                    131,975      129,366      126,010
Repairs and maintenance              100,218       48,001       22,126
Operating                            298,137      266,438      228,199
General and administrative           443,048      246,600      237,798
     Total Expenses                2,268,643    1,843,215    1,759,506

Equity interest in
  Joint Venture's
  net income (loss)                  231,115     (484,056)    (794,263)

Net Income (Loss)                 $  285,142   $ (106,974)  $ (514,916)

Net Income (Loss)
  allocated to the
  General Partners                $    2,851   $   (1,070)  $   (5,149)

Net Income (Loss)
  allocated to the
  Limited Partners                $  282,291   $ (105,904)  $ (509,767)

Net Income (Loss) per
 limited partnership
 interest (7,842.5 units)         $    36.00   $   (13.50)  $   (65.00)



                See notes to financial statements

                 STATEMENTS OF PARTNERS' CAPITAL
       For the Years Ended December 31, 1995, 1994 and 1993



                                  General     Limited
                                   Partners    Partners    Total

BALANCE at January 1, 1993         $ 10,717  $5,112,556  $5,123,273

  Net loss                           (5,149)   (509,767)   (514,916)
  Cash distributions                     --    (370,119)   (370,119)

BALANCE at December 31, 1993          5,568   4,232,670   4,238,238

  Net loss                           (1,070)   (105,904)   (106,974)
  Cash distributions                     --    (236,835)   (236,835)

BALANCE at December 31, 1994          4,498   3,889,931   3,894,429

  Return of capital                      --    (999,919)   (999,919)
  Net income                          2,851     282,291     285,142
  Cash distributions                     --    (245,921)   (245,921)

BALANCE at December 31, 1995       $  7,349  $2,926,382  $2,933,731

Cash distribution per limited
 partnership interest outstanding:

       1995:                       $     --     $ 31.36      $31.36
       1994:                             --       30.20       30.20
       1993:                             --       47.19       47.19

Return of capital per limited
 partnership interest outstanding: $     --     $127.50     $127.50



                See notes to financial statements

                             STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 1995, 1994 and 1993

                                            1995        1994         1993
Cash Flow From Operating Activities:
Net income (loss)                       $  285,142   $(106,974)   $(514,916)
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
Depreciation and amortization              370,382     387,589      368,389
Equity interest in Joint Venture's
   net (income)loss                       (231,115)    484,056      794,263
Loss on loan to affiliate                  164,380          --           --
Change in assets and liabilities:
   (Increase) decrease in due
     from affiliates                      (135,939)      6,827      (32,948)
   (Increase) decrease in escrow
     and other deposits                   (346,256)    (46,566)       1,660
   Increase in tenant receivables          (36,882)    (15,351)     (53,605)
   Decrease (increase) in other
      assets                                12,152     (34,950)     (27,795)
   Increase (decrease) in accounts
     payable and accrued expenses          162,462     (47,410)       6,484
   (Decrease) increase in security
     deposits                               (1,164)      1,113           --
Net cash provided by operating
   activities                              243,162     628,334      541,532

Cash Flow From Investing Activities:
Capital expenditures                       (27,374)         --      (81,360)
Cash distribution from
   Joint Venture                                --          --       46,000
Net cash used in investing
   activities                              (27,374)         --      (35,360)

Cash Flow From Financing Activities:
Repayment of mortgages payable          (4,796,287)   (122,718)    (111,346)
Proceeds from refinancing                6,100,000          --           --
Loan fees                                 (157,953)         --           --
Return of capital                         (999,919)         --           --
Cash distributions to Limited
   Partners                               (245,921)   (236,835)    (370,119)
Cash used in investing activities         (100,080)   (359,553)    (481,465)

Net increase in cash and cash
   equivalents                             115,708     268,781       24,707
Cash and cash equivalents at
   beginning of year                       445,771     176,990      152,283
Cash and cash equivalents at end
   of year                              $  561,479   $ 445,771    $ 176,990
                        See notes to financial statements

                   NOTES TO FINANCIAL STATEMENTS
                 December 31, 1995, 1994 and 1993

(1) ORGANIZATION

  Brauvin Income Properties L.P. 6 (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of commercial properties consisting principally of existing shopping centers and, to a lesser extent, office and industrial buildings. The General Partners of the Partnership are Brauvin 6, Inc., Jerome
J. Brault and Cezar M. Froelich. Brauvin 6, Inc. is owned by the A.G.E. Realty Corporation (50%) and by Messrs. Brault (beneficially) (25%) and Froelich (25%). A.G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership was formed in April 1986. The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on May 30, 1986. The offering was terminated on August 31, 1987 having sold $7,842,500 in limited partnership interests.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Accounting Method

  The accompanying financial statements have been prepared using the accrual method of accounting.

  Income Taxes

  A partnership is not subject to the payment of Federal or State income taxes because components of its income and expenses flow through directly to the partners. For tax purposes, the net carrying value of the real estate for the Partnership is $4,327,648.

  Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.
Actual results could differ from those estimated.

  Joint Venture Partnership

  The Partnership owned a 46% interest in the Annex, a shopping center located in Schaumburg, Illinois. The investment has been recorded using the equity method.

  On May 15, 1995, title to the Annex the sole property owned by the Partnership and Brauvin Real Estate Fund L.P. 5 ("BREF 5") was transferred to AUSA Life Insurance Company , Inc. through a sheriff's sale. As a result of reversion of the property to the lender, the Annex Joint Venture recorded a $2,702,083 provision for investment property impairment to reduce the Annex property to its estimated fair value. In addition, the Partnership recorded an extraordinary gain on the extinguishment of debt in the amount of $3,177,788, including the net reversals of approximately $632,000 of accrued expenses. The Partnership's share of the Annex's gain on the extinguishment of debt and investment property impairment was $1,462,000 and $1,243,000, respectively.

  The Annex Joint Venture ceased operations on May 15, 1995, paid final administrative expenses, and had no other available cash to provide final distributions. The Joint Venture partnership agreement provides for the dissolution of the Annex Joint Venture upon mutual agreement of the Partnership and BREF 5. Accordingly, the Partnership and BREF 5 have agreed to dissolve and will formally terminate the Annex Joint Venture in 1996.

  Property

  The Partnership's operating properties are stated at cost including adjustments for acquisition costs. Depreciation expense is computed on the straight-line basis over the estimated useful life of the property which approximates 31.5 years.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership's adoption of Statement No. 121 in the first quarter 1995 did not have a material effect on the financial statements.

     Fair Value of Financial Instruments

     The Partnership adopted SFAS No. 107 in 1995, which requires entities to disclose the fair value of financial assets and liabilities for which it is practicable to estimate. Fair value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. The financial assets and liabilities of the Partnership include cash and cash equivalents, due from affiliates, tenant receivables, accounts payable, and mortgages payable.

     At December 31, 1995, the Partnership believes the carrying amount of its financial instruments, not including long-term debt, approximates the fair value due to the relatively short maturity of these instruments. The mortgages payable is believed to have a fair value which approximates the carrying amount based upon the current refinancing of Shoppes on the Parkway ("Shoppes") and interest rates offered for debt of similar instruments in the market for the remaining maturities. The Partnership has no other significant financial instruments.

     Cash Equivalents

     The Partnership considers all highly liquid investments with a maturity of 90 days or less when purchased to be a cash equivalent.

     Amortization of Leasing Commissions

     The Partnership records leasing commissions as an other asset in the financial statements which is expensed over the term of the applicable lease on the straight-line basis.

                  Amortization of Loan Costs

     The Partnership records loan costs as other assets on the financial statements. Such costs are amortized over the term of the applicable loan on a straight line basis.

     Reclassifications

     Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(3)  PARTNERSHIP AGREEMENT

     The restated Limited Partnership Agreement (the "Agreement") provides that 99% of the net profits and losses from operations of the Partnership for each fiscal year of the Partnership shall be allocated to the Limited Partners and 1% of the net profits and losses from operations during each of said fiscal years shall be allocated to the General Partners.

     All Operating Cash Flow, as such term is defined in the Agreement, during any calendar year shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. For subscribers who were admitted as Limited Partners during 1986, the term "Preferential Distribution" shall mean a 12% per annum, cumulative, non-compounded return on Adjusted Investment.

     A cash distribution for the fourth quarter of 1995 was made to the Limited Partners on February 15, 1996 in the amount of

$99,171.  The Preferential Distribution Deficiency equaled
$3,490,805 after this last distribution.

(4)  MORTGAGES PAYABLE

     Mortgages payable at December 31, 1995 and 1994, consisted of the following:
                                                             Interest   Date
                                       1995         1994       Rate     Due
Shoppes on the Parkway(a)          $6,064,427   $4,685,938   9.55%      4/02
Delchamps Plaza
 North Shopping Center(b)           2,898,207    2,972,983   9.375%    12/96
                                   $8,962,634   $7,658,921

  (a) On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes, from Morgan Stanley Mortgage Capital, Inc. (the "Successor Lender"). The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on April 6, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire the existing mortgage secured by Shoppes from Crown Life Insurance Company. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

  As a precondition to the new financing, the Successor Lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P. which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to a cumulative return to the Partnership. This subordination will effectively preclude any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  (b) The Partnership is required to make a balloon mortgage payment for Delchamps Plaza North Shopping Center ("Delchamps") in the amount of $2,823,249 in December 1996. It is the General Partners' intention to refinance this loan when it matures and, in that regard, there have been initial conversations with the current lender. There is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss upon foreclosure. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

  The net carrying value of the Delchamps property and the Shoppes property approximated $3,329,000 and $6,348,000, respectively at December 31, 1995. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

  Interest paid on such mortgages during 1995, 1994 and 1993 was $897,571, $765,613 and $776,984 respectively.

  Maturities of the mortgages payable are as follows:

            1996                   $2,963,976
            1997                       72,332
            1998                       79,550
            1999                       87,489
            2000                       96,219
            Thereafter              5,663,068
                                   $8,962,634

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                       1995          1994        1993
Management fees                     $101,685      $137,992    $127,054
Reimbursable office expenses          92,207        82,849      86,298
Legal fees                             8,639         1,132         899

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,511 for legal services, as of December 31, 1995. In addition, the Partnership had a $730 and a $29,171 receivable from an affiliate at December 31, 1995 and 1994, respectively.

  The General Partners of the Partnership and Brauvin Real Estate Fund L.P. 5, the General Partners of Brauvin/The Annex of Schaumburg Associates ("The Annex"), determined that it was in the best interest of the Partnership for the Annex to file for reorganization under Chapter 11 of the bankruptcy code. The intent of the bankruptcy filing was to seek financial reorganization and protect the Partnership's interest in the Annex. Because the Annex did not have the cash necessary to meet the expense of pursuing the bankruptcy, the Partnership loaned the necessary funds to do so. Future net cash flow generated by the Annex, if any, was intended to be used to repay the loan balance prior to any distributions. When ownership of the Annex was lost through foreclosure on May 15, 1995, the Partnership recorded a loss on the loan in the amount of $164,380 and the balance was written off.

(6)  INVESTMENT IN JOINT VENTURE

  On December 31, 1986, the Partnership and Brauvin Real Estate Fund L.P. 5("BREF 5") formed a joint venture (the "Joint Venture") to purchase the Annex, a shopping center located in Schaumburg, Illinois, for approximately $8,358,000. The Partnership had a 46% interest in the Annex and BREF 5 had a 54% interest. The purchase was funded with approximately $3,158,000 cash at closing and $5,200,000 from the proceeds of an interim loan.

  At the date of acquisition, the Annex was encumbered with an existing first mortgage loan of approximately $4,356,600. The outstanding principal balance was due on February 1, 1994. As this loan was non-prepayable, the joint venture deposited approximately $4,356,600 with Stewart Title Company (the "Title Company") and paid a fee of approximately $293,000 to the Title Company in 1986 to service this loan.

  On January 31, 1994, the Annex Joint Venture entered into a Reliance Agreement (the "Agreement") with the Title Company and agreed to, on behalf of the Title Company, by the lender, John Hancock Mutual Life Insurance Company (i) make a $1,000,000 paydown on the loan;(ii) pay the Lender an administrative fee of 1.5% of the loan balance, after the $1,000,000 paydown; and (iii) issue title insurance as required. As a condition to the Annex Joint Venture's agreement with the Title Company, the Title Company agreed to pay the Annex Joint Venture $5,000 per month commencing February 1, 1994 through January 31, 1995 and $6,000 per month thereafter. The Title Company also agreed to equally share with the Annex Joint Venture the 2.5% interest savings after the 1.5% administrative fee was paid, which the Annex Joint Venture was expected to receive upon maturity of the Agreement. In February 1994, the Title Company paid the Lender the $1,000,000 paydown, as required in the Agreement. In 1995 and 1994, the Annex received $5,000 and $55,000, respectively, from the Title Company, which was recorded as a reduction of interest expense on the property. The remaining amounts due from the Title Company were offset against amounts owed to the Title Company. The Partnership will not receive any additional payments under the Agreement.

  On May 15, 1995, title to the Annex, was transferred to AUSA through a sheriff's sale. As a result of reversion of the property to the lender, the Annex Joint Venture recorded a $2,702,083 provision for investment property impairment to reduce the Annex property to its estimated fair value. In addition, the Partnership recorded an extraordinary gain on the extinguishment of debt in the amount of $3,177,788, including the net reversals of approximately $632,000 of accrued expenses.

  The Annex Joint Venture ceased operations on May 15, 1995, paid final administrative expenses, and had no other available cash to provide final distributions. The Joint Venture partnership agreement provides for the dissolution of the Annex Joint Venture upon mutual agreement of the Partnership and BREF 5. Accordingly, the Partnership and BREF 5 have agreed to dissolve and will formally terminate the Annex Joint Venture in 1996.

The following are condensed financial statements for the
Annex:

BALANCE SHEETS                            December 31,
                                              1994
Land, building and personal
  property, net                            $5,040,583
Other assets                                3,066,872
                                           $8,107,455

Promissory note payable                    $5,040,583
Other liabilities                           3,513,471
                                            8,554,054

Partners' (deficit)                          (446,599)
                                           $8,107,455

STATEMENTS OF OPERATIONS
                                         Year Ended December 31
                                     1995 (a)      1994         1993
Rental income                       $ 230,283   $ 549,029    $ 813,942
Other income                          112,954     393,033      470,107
                                      343,237     942,062    1,284,049

Mortgage and other
  interest expense                     12,677     224,604      562,388
Depreciation                               --     161,553      187,342
Real estate taxes                     125,540     445,220      482,644
Operating and
  administrative expenses             234,126     280,272      278,333
                                      372,343   1,111,649    1,510,707
Loss before provision
  for investment property
  impairment                          (29,106)   (169,587)    (226,658)

Provision for investment
  property impairment              (2,702,083)   (882,709)  (1,500,000)

Loss before extraordinary
  item                             (2,731,189) (1,052,296)  (1,726,658)

Extraordinary gain on
  extinguishment of debt            3,177,788          --           --

Net income (loss)                 $   446,599 $(1,052,296) $(1,726,658)

(a) For the period January 1, 1995 to May 15, 1995.

(7)   OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

                       1996                   $1,533,193
                       1997                    1,043,095
                       1998                      866,422
                       1999                      754,765
                       2000                      626,186
                    Thereafter                 2,352,626
                       Total                  $7,176,287

  Contingent rental income approximated $142,000, $150,000 and $170,000, in 1995, 1994 and 1993, respectively.

  Rental income received from the anchor tenant of Delchamps approximated 19%, 17% and 20% of rental income for the Partnership for the years ended December 31, 1995, 1994 and 1993, respectively. Rental income received from Ponderosa approximated 7.4%, 7.6% and 8% of rental income for the Partnership for the years ended
December 31, 1995, 1994 and 1993, respectively.

                                                             SCHEDULE III
                                                   BRAUVIN INCOME PROPERTIES L.P. 6
                                                   (a Delaware limited partnership)

                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1995
                                                                                       Gross Amount at Which Carried
                                                   Initial Cost (a)                      at  Close of Period (b)
                                                         Buildings,                          Buildings,
                                                          Personal        Cost of              Personal
                                                        Property and   Subsequent            Property and
Accumulated
   Description     Location   Encumbrances(c)  Land   Improvements  Improvements   Land
Improvements      Total  Depreciation (b)
Del Champs Plaza   Alabama      $2,898,207  $  839,171  $ 3,356,684    $     --  $  839,171 $
3,356,684 $ 4,195,855   $  866,392

Shoppes on the     South
 Parkway           Carolina      6,064,427   1,560,516    6,242,063     191,843   1,560,516
6,433,906   7,994,422    1,646,044

Ponderosa
 Restaurant        Ohio                 --     356,964      832,918          --     356,964     832,918
1,189,882      191,917
                                $8,962,634  $2,756,651  $10,431,665    $191,843  $2,756,651 $10,623,508
$13,380,159   $2,704,353

<F1>
NOTES:
   (a)  The cost of this real estate is $13,380,159 for tax purposes.  Buildings are depreciated over
31.5 years and personal
        property over 5 years using the straight line method.  The properties were constructed between 1981 and 1986.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                               1995           1994            1993
          Balance at beginning of year                         $13,352,785    $13,352,785     $13,271,425
          Additions-land, buildings and improvements                27,374             --          81,360
          Balance at end of year                               $13,380,159    $13,352,785     $13,352,785

         Accumulated depreciation                                  1995          1994             1993
          Balance at beginning of year                         $ 2,344,202    $ 1,973,739     $ 1,621,472
          Provision for depreciation                               360,151        370,463         352,267
          Balance at end of year                               $ 2,704,353    $ 2,344,202     $ 1,973,739

<F2>
   (c)  Encumbrances: See Note 4 of Notes to the Financial Statements.

                      Financial Statements


           Brauvin/The Annex of Schaumburg Associates
               (an Illinois General  Partnership)


         For the Years Ended December 31, 1994 and 1993
         and the Period January 1, 1995 to May 15, 1995 with Report of Independent Auditors

                  INDEX TO FINANCIAL STATEMENTS

                             CONTENTS


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . S-2

Balance Sheet at December 31, 1994 . . . . . . . . . . . . . . . . . S-3

Statements of Operations for the Period January 1, 1995
  to May 15, 1995 and for the Years Ended December 31,
  1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . S-4

Statements of Partners' Capital (Deficit) for the Period
  January 1, 1995 to May 15, 1995 and for the Years Ended
  December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . S-5

Statements of Cash Flows for the Period January 1, 1995
  to May 15, 1995 and for the Years Ended December 31,
  1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . S-6

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . S-7

                 Report of Independent Auditors

To the Partners of
Brauvin/The Annex of Schaumburg Associates

We have audited the accompanying balance sheet of Brauvin/The Annex of Schaumburg Associates listed in Item 14(a) of the annual report on Form 10-K of Brauvin Income Properties L.P. 6 as of December 31, 1994, and the statements of partners' capital (deficit), operations and cash flows for the period January 1, 1995 to May 15, 1995, and for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon mutual agreement of the General Partners. On May 15, 1995, the Partnership transferred title of its sole interest in real estate to the lender. Accordingly, the General Partners began to dissolve the Partnership.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brauvin/The Annex of Schaumburg Associates at December 31, 1994, and the results of its operations and its cash flows for the period January 1, 1995 to May 15, 1995, and for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP

Chicago, Illinois
January 9, 1996

                          BALANCE SHEET

                                               December 31,
                                                   1994

ASSETS
Cash                                            $   30,743
Escrow and other deposits                           83,636
Tenant receivables (net of allowance for
Doubtful accounts of $2,665)                        22,326
Other assets                                           586
Deposit with title company                       2,929,581
                                                 3,066,872

Investment in real estate at cost:
  Land                                           1,304,302
  Buildings and personal property                5,308,537
     6,612,839
  Less: accumulated depreciation                (1,572,256)
Total real estate, net of accumulated
   depreciation                                  5,040,583
  Total Assets                                  $8,107,455

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Accounts payable and accrued expenses           $   86,932
Accrued real estate taxes payable                  476,360
Security deposits                                   20,598
Promissory note payable                          5,040,583
Mortgage note payable                            2,929,581
  Total Liabilities                              8,554,054

Partners' capital (deficit)                       (446,599)

Total Liabilities and Partners'
Capital (Deficit)                               $8,107,455



                     See accompanying notes.

                     STATEMENTS OF OPERATIONS
        For the Period January 1, 1995 to May 15, 1995 and
          for the Years Ended December 31, 1994 and 1993

                                          1995        1994         1993
INCOME:
Rent                                   $ 230,283   $ 549,029    $ 813,942
Interest                                   1,985       4,220        4,046
Other, primarily tenant
 expense reimbursements                  110,969     388,813      466,061
   Total income                          343,237     942,062    1,284,049

EXPENSES:
Interest on promissory
 note payable                             12,677     224,604      562,388
Depreciation                                  --     161,553      187,342
Real estate taxes                        125,540     445,220      482,644
Operating                                 50,205     103,978      155,764
Repairs and maintenance                    7,261      64,139       26,176
General and administrative               176,660     112,155       96,393
   Total expenses                        372,343   1,111,649    1,510,707

Income (loss) before
 provision for investment
 property impairment                     (29,106)   (169,587)    (226,658)
Provision for investment
 property impairment                  (2,702,083)   (882,709)  (1,500,000)

Loss before extraordinary
 item                                 (2,731,189) (1,052,296)  (1,726,658)
Extraordinary gain on
 extinguishment of debt                3,177,788          --           --

Net income (loss)                     $  446,599 $(1,052,296) $(1,726,658)

Net income (loss) allocated
 to Brauvin Real Estate
 Fund L.P. 5                          $  215,484 $  (568,240) $  (932,395)

Net income (loss) allocated
 to Brauvin Income
 Properties L.P. 6                    $  231,115 $  (484,056) $  (794,263)

                     See accompanying notes.

            STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
        For the Period January 1, 1995 to May 15, 1995 and
          for the Years Ended December 31, 1994 and 1993



                                                    Brauvin
                                      Brauvin       Income
                                     Real Estate   Properties
                                     Fund L.P. 5     L.P. 6      Total

Balance at January 1, 1993            $1,339,151  $1,093,204  $2,432,355

  Net loss                              (932,395)   (794,263) (1,726,658)
  Cash distributions                     (54,000)    (46,000)   (100,000)

Balance at December 31, 1993             352,756     252,941     605,697

  Net loss                              (568,240)   (484,056) (1,052,296)

Balance at December 31, 1994            (215,484)   (231,115)   (446,599)

  Net income                             215,484     231,115     446,599

Balance at May 15, 1995               $       --  $       --  $       --

                     See accompanying notes.

                             STATEMENTS OF CASH FLOWS
                For the Period January 1, 1995 to May 15, 1995 and
                  For the Years Ended December 31, 1994 and 1993

                                               1995         1994        1993
Cash Flow From Operating Activities:
Net income (loss)                        $    446,599  $(1,052,296) $(1,726,658)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 operating activities:
Gain on extinguishment of debt             (3,177,788)          --           --
Provision for investment
 property impairment                        2,702,083      882,709    1,500,000
Provision for doubtful accounts                    --       14,000       25,000
Depreciation and amortization                      --      170,661      241,401
Changes in assets and liabilities:
 (Increase) decrease in
    tenant receivables                        (25,457)     (22,946)      34,896
 Decrease in escrow and
    other deposits                            163,369       96,759        1,369
 Decrease (increase) in due
    from affiliates                                --        2,835       (2,835)
 Decrease in other assets                         586          451        1,234
 (Decrease) increase in accounts
     payable and accrued expenses             (21,568)      25,516       46,721
 Decrease in interest payable                      --      (42,508)          --
 Increase in due to affiliates                149,685           --           --
 (Decrease) increase in accrued
    real estate taxes payable                (114,052)     (31,140)         214
 Increase (decrease) in
    security deposits                           2,000       (4,158)         110
Net cash provided by
 operating activities                         125,457       39,883      121,452
Cash Flow From Investing Activities:
Capital expenditures                          (11,500)          --       (6,330)
Cash used in investing activities             (11,500)          --       (6,330)
Cash Flow From Financing Activities:
Principal repayments on
 promissory note payable                     (144,700)     (21,130)     (39,232)
Principal repayments on
 mortgage note payable                        (18,504)  (1,223,613)     (41,397)
Decrease in deposit with
 title company                                 18,504    1,223,613       41,397
Cash distributions to
 General Partners                                  --           --     (100,000)
Net cash used in financing
 activities                                  (144,700)     (21,130)    (139,232)
Net (decrease) increase in
 cash                                         (30,743)      18,753      (24,110)
Cash at beginning of period                    30,743       11,990       36,100
Cash at end of period                       $      --    $  30,743    $  11,990

<F1>
                             See accompanying notes.

                   NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION

  On December 31, 1986, Brauvin Real Estate Fund L.P. 5 ("BREF5") and Brauvin Income Properties L.P. 6 ("BIP6"), formed a joint venture, Brauvin/The Annex of Schaumburg Associates (the "Partnership"), which purchased the Annex of Schaumburg Shopping Center ("the Annex"). The joint venture is owned 54% by BREF5 and 46% by BIP6. The General Partners of BREF5 are Brauvin Ventures, Inc., Jerome J. Brault and Cezar M. Froelich. The General Partners of BIP6 are Brauvin 6, Inc., Jerome J. Brault and Cezar M. Froelich. Brauvin Ventures, Inc. and Brauvin 6, Inc. are owned by the A.G.E. Realty Corporation (50%) and by Messrs. Brault (25%) and Froelich (25%).

(2)  TERMINATION OF PARTNERSHIP AFFAIRS

  On May 15, 1995, title to the Annex, the sole property held by the Partnership, was transferred to AUSA Life Insurance Company, Inc. ("AUSA") through a sheriff's sale. The Partnership ceased operations on May 15, 1995, paid final administrative expenses, and had no other available cash to provide final distributions. The Partnership Agreement provides for the dissolution of the Partnership upon mutual agreement of the General Partners. Accordingly, the General Partners have agreed to dissolve and will formally terminate the Partnership in 1996.

  As a result of reversion of the property to the lender, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, and recorded a $2,702,083 provision for investment property impairment to reduce the Annex property to its estimated fair value. In accordance with this Statement no depreciation expense was recorded during 1995. In addition, the Partnership recorded an extraordinary gain on the extinguishment of debt in the amount of $3,177,788, including the net reversals of approximately $632,000 of accrued expenses.

(3) SIGNIFICANT ACCOUNTING POLICIES

  Income Taxes

  No provision for federal income taxes has been made in the financial statements, as the liability for such taxes is that of the Partners of Brauvin Real Estate Fund L.P. 5 and Brauvin Income Properties L.P. 6.

  Property

  The Partnership's rental property was stated at cost adjusted for impairments in value, as discussed below. Depreciation expense was computed on the straight-line basis over the estimated useful life of the property which equaled 38 years.

  The Partnership made periodic assessments concerning possible permanent impairment to the value of its property. In the event that the Partnership determined that a permanent impairment in value had occurred, the carrying basis of the property was reduced to its estimated fair value.

  Allocation of Income

  For financial statement purposes, in previous years BREF5 and BIP6 were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of BREF5 and BIP6 to appropriately reflect their respective remaining economic interest, BIP6 was allocated an additional $25,679 of income and BREF5 was allocated an additional loss in 1995 for financial statement purposes.

  Reclassifications

  Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(4)  PARTNERSHIP AGREEMENT

  The Partnership Agreement provides that all operating profits and losses and cash flow, all profits or losses from the sale or refinancing, and all proceeds from the sale of property will be allocated 54% to BREF5 and 46% to BIP6. See Note 3 for further information regarding the allocation of 1995 operations.

(5)  PROMISSORY NOTE PAYABLE

     The promissory note payable bore interest at a rate of 10% per annum, with monthly payments of principal and interest based upon a 30-year amortization schedule of $45,630 commencing December 1, 1989. The remaining principal balance of approximately $5,023,000 matured on November 1, 1994. The note was collateralized by a first mortgage lien on the Annex. Interest paid approximated $17,677, $270,500 and $508,800 in 1995, 1994 and 1993,
respectively.

     The Partnership did not make its monthly mortgage payments that were due to AUSA on July 1, 1994, August 1, 1994, September 1, 1994 or October 1, 1994. In addition the Partnership did not repay the mortgage loan which matured November 1, 1994, at which time the entire amount of principal and accrued interest became due and payable. On August 11, 1994, the Partnership received a notice of default from AUSA demanding the payments due July 1, 1994 and August 1, 1994.

     On August 23, 1994, the Partnership filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy and AUSA filed a motion for appointment of a receiver against the Partnership. On February 17, 1995, the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Partnership received an amended notice of mortgage foreclosure from AUSA. The Partnership did not file an answer to the amended foreclosure that was due March 17, 1995. On April 3, 1995, a judgment of foreclosure and sale was entered into against the Partnership. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA, in satisfaction of the Partnership's obligation on the promissory note payable.

(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses paid to the General Partners or their affiliates for the period January 1, 1995 to May 15, 1995 and for the years ended December 31, 1994 and 1993 were as follows:

                                      1995      1994      1993
     Management fees                 $7,074    $53,705   $78,535
     Reimbursable office expenses     3,121     18,807    21,273

  In addition to expenses presented above, the General Partners or their affiliates reimbursed the Partnership for $149,685 in legal expenses in 1995. The total amount due to affiliates which was written-off due to foreclosure, was $192,508.

  The Partnership believes the amounts paid to affiliates were representative of amounts that would have been paid to independent parties for similar services. As of December 31, 1994, $42,823 was payable to affiliates.

(7)  INVESTMENT IN REAL ESTATE

  At the date of acquisition, The Annex was encumbered with an existing first mortgage loan of approximately $4,356,600, which bears interest at a rate of 13% per annum. The outstanding principal balance was due on February 1, 1994. As this loan was non-prepayable, the joint venture deposited approximately $4,356,600 with Stewart Title Company (the "Title Company") and paid a fee of approximately $293,000 to the Title Company in 1986 to service this loan.

  On January 31, 1994, the Partnership entered into a Reliance Agreement (the "Agreement") with the Title Company and agreed to, on behalf of the Title Company, by the lender, John Hancock Mutual Life Insurance Company (the "Lender") an extension of the maturity date of the original 13% loan. The Lender agreed to extend the loan until August 1, 1995 and decrease the interest rate to 10.5% on the condition that the Title Company (i) makes a $1,000,000 paydown on the loan; (ii) pays the Lender an administrative fee of 1.5% of the loan balance, after the $1,000,000 paydown; and (iii) issue title insurance as required. As a condition to the Partnership's agreement with the Title Company, the Title Company agreed to pay the Partnership $5,000 per month commencing February 1, 1994 through January 31, 1995 and $6,000 per month thereafter.
      The Title Company has also agreed to equally share with the
Partnership the 2.5% interest savings after the 1.5% administrative fee is paid, which the Partnership is expected to receive upon maturity of the Agreement. In February 1994, the Title Company paid the Lender the $1,000,000 paydown, as required in the Agreement. In 1995 and 1994, the Annex received $5,000 and $55,000, respectively, ($5,000 per month) from the Title Company, which was recorded as a reduction of interest expense on the property.

  In 1994, the Partnership determined that an additional impairment to the asset value of the Annex had occurred and was the result of deteriorating market conditions caused by an excess supply of available space and the order of dismissal of the voluntary petition for bankruptcy. The property was written down to the property's approximate outstanding nonrecourse mortgage balance as of December 31, 1994. A $882,709 provision for impairment loss was charged to operations in 1994. In 1993, the property was written down to the Partnership's best estimate of the property's fair value and a $1,500,000 provision for impairment loss was charged to operations at that time.