Form 10QSB
period 1996-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1996-05-14
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   March 31, 1996

                                or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from        to

     Commission File Number   0-16857

                 Brauvin Income Properties L.P. 6
      (Exact name of small business issuer as specified in its charter)

                 Delaware                 36-1276801
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)    Identification No.)

     150 South Wacker Drive, Chicago, Illinois  60606
     (Address of principal executive offices)  (Zip Code)

                          (312) 443-0922
       (Registrant's telephone number, including area code)

        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .

                                INDEX

                                                               Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .3

        Balance Sheet at March 31, 1996. . . . . . . . . . . . . . . .4

        Statements of Operations for the three months
        ended March 31, 1996 and 1995. . . . . . . . . . . . . . . . .5

        Statements of Cash Flows for the three months
        ended March 31, 1996 and 1995. . . . . . . . . . . . . . . . .6

        Notes to Financial Statements. . . . . . . . . . . . . . . . .7

Item 2. Management's Discussion and Analysis or Plan
        of Operations. . . . . . . . . . . . . . . . . . . . . . . . .9

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 11

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . 11

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . 11

Item 4. Submissions of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Balance Sheet as of March 31, 1996, Statements of Operations for the three months ended March 31, 1996 and 1995 and Statements of Cash Flows for the three months ended March 31, 1996 and 1995 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                           BALANCE SHEET
                           (UNAUDITED)

                                                     March 31,
                                                       1996
ASSETS
Cash and cash equivalents                                $   588,121
Tenant receivables (net of
 allowance of $17,615)                                       220,468
Escrow deposits                                              340,455
Other assets                                                 186,765
                                                           1,335,809
Investment in real estate, at cost:
 Land                                                      2,756,651
 Buildings                                                10,627,535
                                                          13,384,186
 Less: accumulated depreciation                           (2,795,196)
Total investment in real estate, net                      10,588,990
   Total Assets                                          $11,924,799

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                    $   121,170
Security deposits                                              5,583
Mortgages payable                                          8,926,962
   Total Liabilities                                       9,053,715

Partners' Capital
General Partners                                               7,714
Limited Partners (7,842.5 limited partnership
 units issued and outstanding)                             2,863,370
   Total Partners' Capital                                 2,871,084

   Total Liabilities and Partners' Capital               $11,924,799






          See notes to financial statements (unaudited).

                        STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 1996 and 1995
                           (UNAUDITED)

                                            1996             1995
INCOME
Rental                                       $452,419          $456,434
Interest                                        7,757             5,777
Other, primarily tenant expense
 reimbursements                               104,347            81,147
   Total income                               564,523           543,358

EXPENSES
Interest                                      217,794           262,955
Depreciation                                   93,711            93,769
Real estate taxes                              33,531            33,300
Repairs and maintenance                        10,146             7,940
Operating                                     105,913            74,051
General and administrative                     66,904            60,100
   Total expenses                             527,999           532,115

Equity in net loss from
 affiliated joint venture                          --            (2,638)

Net Income                                   $ 36,524          $  8,605

Net Income Per Limited Partnership
 Interest (7,842.5 Units)                    $   4.61          $   1.09












          See notes to financial statements (unaudited).

                        STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1996 and 1995
                           (UNAUDITED)

                                                  1996        1995
Cash Flows From Operating Activities:
Net income                                         $  36,524    $   8,605
Adjustments to reconcile net income to net
 cash provided by operating activities:
Equity in net loss from
 affiliated joint venture                                 --        2,638
Provision for doubtful accounts                        9,315          450
Depreciation                                          93,711       93,769
Normalized rental revenue                              2,538        2,537
Changes in operating assets and liabilities:
 Decrease in tenant receivables, net                  74,516      115,279
 Decrease (increase) in escrow deposits               77,773       (9,886)
 Decrease in due from affiliates                         730        2,756
 Decrease (increase) in other assets                  20,341      (14,377)
 (Decrease) increase in accounts payable
   and accrued expenses                             (149,936)      76,126
Net cash provided by operating activities            165,512      277,897

Cash Flows From Investing Activities:
Capital expenditures                                  (4,027)          --
Cash used in investing activities                     (4,027)          --

Cash Flows From Financing Activities:
Repayment of mortgages                               (35,672)     (32,590)
Cash distributions to Limited Partners               (99,171)     (39,536)
Cash used in financing activities                   (134,843)     (72,126)

Net increase in cash and cash equivalents             26,642      205,771
Cash and cash equivalents
 at beginning of period                              561,479      445,771
Cash and cash equivalents
 at end of period                                   $588,121     $651,542



          See notes to financial statements (unaudited).

                NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or their affiliates for the three months ended March 31, 1996 and 1995, were as follows:

                                            1996          1995
     Management fees                          $37,829        $39,714
     Reimbursable office expenses              20,700         20,760
     Legal fees                                   310          2,079

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,511 and $2,297 for legal services, as of March 31, 1996 and 1995, respectively.

(4)  SUBSEQUENT EVENTS

     A cash distribution for the first quarter ending March 31, 1996, will be paid to Limited Partners on May 15, 1996, in the aggregate amount of $102,358.

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operations.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Delchamps at March 31, 1996, December 31, 1995 and March 31, 1995 was 100%. Delchamps operated at a positive cash flow for the three months ended March 31, 1996. The Delchamps mortgage loan matures on December 1, 1996. It is the General Partners' intention to refinance this loan when it matures but there is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss upon foreclosure.

     Shoppes operated at a positive cash flow for the three months ended March 31, 1996. The occupancy level at Shoppes at March 31, 1996 and December 31, 1995 was 97% compared to 100% at March 31,
1995.

     Ponderosa operated at a positive cash flow for the three months ended March 31, 1996.

     A distribution of Operating Cash Flow for the first quarter of 1996 will be made to the Limited Partners on May 15, 1996 in the amount of $102,358. The Preferential Distribution Deficiency will equal $3,598,039 after this next distribution, a $107,234 increase over the December 31, 1995 balance of $3,490,805.

     The General Partners of the Partnership expect to distribute proceeds from operations, if any, and from the sale of real estate, to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the partnership agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations - Three Months Ended March 31, 1996 and 1995
     (Amounts rounded to 000's)

     The Partnership generated net income of $37,000 for the three months ended March 31, 1996 as compared to net income of $9,000 for the same three month period in 1995. The $28,000 increase in net income resulted primarily from a $21,000 increase in total income, a $4,000 decrease in total expenses and a $3,000 decrease in the share of the loss of the Annex, which foreclosed on May 15, 1995.

     Total income for the three months ended March 31, 1996 was $564,000 as compared to $543,000 for the same three month period in 1995, an increase of $21,000. The $21,000 increase resulted primarily from a $24,000 increase in tenant expense reimbursements at Delchamps for $16,000 and Shoppes for $8,000. This total increase of $24,000 was offset by a decrease of $6,000 at Ponderosa, relating to percentage rent.

     For the three months ended March 31, 1996 total expenses were $528,000 as compared to $532,000 for the same three month period in 1995, a decrease of $4,000. The decrease of $4,000 is due primarily to a decrease in interest expense of $45,000. The higher expense for the three months ended March 31, 1995 was a result of the Shoppes mortgage rate increasing to a default rate (during the four month extension of the mortgage) effective December 1, 1994. This decrease is offset by an increase in operating expenses of $32,000 due primarily to landscaping expenses of $27,000 for irrigation and site preparation at Shoppes.

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

                         DATE:  May 14, 1996


                         BY:    /s/ Thomas J. Coorsh
                                Thomas J. Coorsh
                                Chief Financial Officer and
                                Treasurer

                         DATE:  May 14, 1996