Form 10QSB
period 1996-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1996-08-13
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   June 30, 1996

                                or

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

                          (312) 443-0922
         (Issuer's telephone number, including area code)


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

        Balance Sheet at June 30, 1996 . . . . . . . . . . . . . . . .4

        Statements of Operations for the Six Months
        Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .5

        Statements of Operations for the Three Months
        Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .6

        Statements of Cash Flows for the Six Months
        Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .7

        Notes to Financial Statements. . . . . . . . . . . . . . . . .8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . . 10

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 13

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . 13

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . 13

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Balance Sheet as of June 30, 1996, Statements of Operations for the six and three months ended June 30, 1996 and 1995 and Statements of Cash Flows for the six months ended June 30, 1996 and 1995 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                          BALANCE SHEET
                           (UNAUDITED)

                                                     June 30,
                                                       1996
ASSETS
Cash and cash equivalents                                $   527,572
Tenant receivables (net of
 allowance of $9,200)                                        206,005
Escrow deposits                                              392,316
Other assets                                                 203,291
                                                           1,329,184
Investment in real estate, at cost:
 Land                                                      2,756,651
 Buildings                                                10,637,535
                                                          13,394,186
 Less: accumulated depreciation                           (2,886,874)
Total investment in real estate, net                      10,507,312
   Total Assets                                          $11,836,496

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                    $   149,825
Security deposits                                              5,583
Mortgages payable                                          8,890,442
   Total Liabilities                                       9,045,850

Partners' Capital
General Partners                                               7,933
Limited Partners (7,842.5 limited partnership
 units issued and outstanding)                             2,782,713
   Total Partners' Capital                                 2,790,646

   Total Liabilities and Partners' Capital               $11,836,496






          See notes to financial statements (unaudited).

                     STATEMENTS OF OPERATIONS
         For the Six Months Ended June 30, 1996 and 1995
                           (UNAUDITED)

                                            1996              1995
INCOME
Rental                                      $  872,449        $  908,448
Interest                                        16,129            27,121
Other, primarily tenant expense
 reimbursements                                203,514           177,038
   Total income                              1,092,092         1,112,607

EXPENSES
Interest                                       434,891           486,804
Depreciation                                   188,257           185,868
Real estate taxes                               67,260            64,800
Repairs and maintenance                         15,094            12,514
Operating                                      194,243           156,854
General and administrative                     133,903           154,192
   Total expenses                            1,033,648         1,061,032

Equity in net income
 affiliated joint venture                           --           231,115

Net Income                                  $   58,444        $  282,690

Net Income Per Limited Partnership
 Interest (7,842.5 Units)                        $7.38            $35.69












          See notes to financial statements (unaudited).

                     STATEMENTS OF OPERATIONS
        For the Three Months Ended June 30, 1996 and 1995
                           (UNAUDITED)

                                            1996              1995
INCOME
Rental                                        $420,030          $452,014
Interest                                         8,372            21,344
Other, primarily tenant expense
 reimbursements                                 99,167            95,891
   Total income                                527,569           569,249

EXPENSES
Interest                                       217,097           223,849
Depreciation                                    94,546            92,099
Real estate taxes                               33,729            31,500
Repairs and maintenance                          4,948             4,574
Operating                                       88,330            82,803
General and administrative                      66,999            94,092
   Total expenses                              505,649           528,917

Equity in net income
 affiliated joint venture                           --           233,753

Net Income                                    $ 21,920          $274,085

Net Income Per Limited Partnership
 Interest (7,842.5 Units)                        $2.77            $34.60












          See notes to financial statements (unaudited).

                     STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1996 and 1995
                           (UNAUDITED)

                                                  1996        1995
Cash Flows From Operating Activities:
Net income                                          $ 58,444    $ 282,690
Adjustments to reconcile net income to net
 cash provided by operating activities:
Equity in net income from affiliated
 joint venture                                            --     (231,115)
Provision for doubtful accounts                        9,765          900
Depreciation                                         188,257      185,868
Normalized rental revenue                              5,076        5,075
Changes in operating assets and liabilities:
 Decrease in tenant receivables, net                  85,991       89,980
 Decrease (increase) in escrow deposits               23,044     (166,606)
 Decrease in other assets                              3,815       43,721
 Decrease in due from affiliates                         730       17,877
 (Decrease) increase in accounts
   payable and accrued expenses                     (121,281)      41,984
 Decrease in security deposits                            --       (1,164)
Net cash provided by operating activities            253,841      269,210

Cash Flows From Investing Activities:
Capital expenditures                                 (14,027)          --
Cash used in investing activities                    (14,027)          --

Cash Flows From Financing Activities:
Repayment of mortgages                               (72,192)  (4,727,415)
Proceeds from refinancing                                 --    6,100,000
Loan fees                                                 --     (157,953)
Cash distributions to Limited Partners              (201,529)    (142,651)
Net cash used in financing activities               (273,721)   1,071,981

Net (decrease) increase in cash and
 cash equivalents                                    (33,907)   1,341,191
Cash and cash equivalents
 at beginning of period                              561,479      445,771
Cash and cash equivalents
 at end of period                                  $ 527,572   $1,786,962

          See notes to financial statements (unaudited).

                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or their affiliates for the six months ended June 30, 1996 and 1995, were as follows:

                                            1996          1995
     Management fees                          $75,977        $75,523
     Reimbursable office expenses              41,400         44,165
     Legal fees                                   679          6,816

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,232 and $1,525 for legal services, as of June 30, 1996 and 1995, respectively.

(4)  SUBSEQUENT EVENTS

     A cash distribution for the quarter ending June 30, 1996, will be paid to Limited Partners on August 15, 1996, in the aggregate amount of $85,297.

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operation.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Delchamps at June 30, 1996, December 31, 1995 and June 30, 1995 was 100%. Delchamps operated at a positive cash flow for the six months ended June 30, 1996. The Delchamps mortgage loan matures on December 1, 1996. It is the General Partners' intention to refinance this loan when it matures but there is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss upon foreclosure.

     Shoppes operated at a positive cash flow for the six months ended June 30, 1996. The occupancy level at Shoppes at June 30,
1996 and December 31, 1995 was 97% compared to 100% at June 30,
1995.

     Ponderosa operated at a positive cash flow for the six months ended June 30, 1996.

     A distribution of Operating Cash Flow for the second quarter of 1996 will be made to the Limited Partners on August 15, 1996 in the amount of $85,297. The Preferential Distribution Deficiency will equal $3,722,334 after this next distribution, a $231,529 increase over the December 31, 1995 balance of $3,490,805.

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

Results of Operations - Six Months Ended June 30, 1996 and 1995
     (Amounts rounded to 000's)

     The Partnership generated net income of $58,000 for the six months ended June 30, 1996 as compared to net income of $283,000 for the same six month period in 1995. The $225,000 decrease in net income resulted primarily from a $21,000 decrease in total income and a $231,000 decrease in the Partnership's share of the Annex income due to its foreclosure on May 15, 1995.

     Total income for the six months ended June 30, 1996 was $1,092,000 as compared to $1,113,000 for the same six month period in 1995, a decrease of $21,000. The $21,000 decrease resulted primarily from a $36,000 decrease in rental income and a $11,000 decrease in interest income. These decreases were offset by a $26,000 increase in tenant expense reimbursements. The $36,000 decrease in rental income is mainly attributed to the $32,000 decrease at Shoppes. This decrease was a result of the occupancy level decreasing from 100% at June 30, 1995 to 97% at June 30, 1996. The $11,000 decrease in interest income was a result of the decrease in short-term investments. The decrease in short-term investments was due to the August 1995 distribution to Investors of the excess funds from the Shoppes refinancing. This decrease was offset by a $26,000 increase in tenant expense reimbursements.

     For the six months ended June 30, 1996 total expenses were $1,034,000 as compared to $1,061,000 for the same six month period in 1995, a decrease of $27,000. The decrease of $27,000 is due primarily to a decrease in interest expense of $52,000. The higher expense for the six months ended June 30, 1995 was a result of the Shoppes mortgage rate increasing to a default rate (during the four month extension of the mortgage) effective December 1, 1994. This decrease is offset by an increase in operating expenses of $37,000 due primarily to an increase of $22,000 for landscaping expenses relating to irrigation and site preparation at Shoppes.

Results of Operations - Three Months Ended June 30, 1996 and 1995
     (Amounts rounded to 000's)

     The Partnership generated net income of $22,000 for the three months ended June 30, 1996 as compared to net income of $274,000 for the same three month period in 1995. The $252,000 decrease in net income resulted primarily from a $234,000 decrease in the Partnership's share of the Annex income due to its foreclosure on May 15, 1995.

     Total income for the three months ended June 30, 1996 was $528,000 as compared to $569,000 for the same three month period in 1995, a decrease of $41,000. The $41,000 decrease resulted primarily from a $34,000 decrease in rental income at the Shoppes relating to the decrease in occupancy of 100% at June 30, 1995 to 97% at June 30, 1996.

     For the three months ended June 30, 1996 total expenses were $506,000 as compared to $529,000 for the same three month period in 1995, a decrease of $23,000. The decrease of $23,000 is due primarily to a decrease of $27,000 in general and administrative expenses. This $27,000 decrease in general and administrative expense was a result of the decrease in costs associated with the foreclosure of the Annex during the second quarter of 1995.

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



                    BY:  Brauvin 6, Inc.
                         Corporate General Partner of
                         Brauvin Income Properties L.P. 6



                         BY:    /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of
                                Directors and President

                         DATE:  August 13, 1996


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                and Treasurer

                         DATE:  August 13, 1996