Form 10QSB
period 1996-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1996-11-13
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   September 30, 1996

                                or

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

                              INDEX

                                                                Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .  3

        Balance Sheet at September 30, 1996. . . . . . . . . . . . . .  4

        Statements of Operations for the Nine Months
        Ended September 30, 1996 and 1995. . . . . . . . . . . . . . .  5

        Statements of Operations for the Three Months
        Ended September 30, 1996 and 1995. . . . . . . . . . . . . . .  6

        Statements of Cash Flows for the Nine Months
        Ended September 30, 1996 and 1995. . . . . . . . . . . . . . .  7

        Notes to Financial Statements. . . . . . . . . . . . . . . . .  8

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

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 14

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Balance Sheet as of September 30, 1996, Statements of Operations for the nine and three months ended September 30, 1996 and 1995 and Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                          BALANCE SHEET
                        September 30, 1996
                           (Unaudited)

ASSETS
Cash and cash equivalents                                   $   623,375
Tenant receivables (net of allowance of $13,171)                216,300
Escrow deposits                                                 420,409
Other assets                                                    173,379
                                                              1,433,463
Investment in real estate, at cost:
 Land                                                         2,756,651
 Buildings                                                   10,667,828
                                                             13,424,479
 Less: Accumulated depreciation                              (2,982,080)
Total investment in real estate, net                         10,442,399

   Total Assets                                             $11,875,862


LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                       $   201,678
Security deposits                                                 5,583
Mortgages payable                                             8,853,051
   Total Liabilities                                          9,060,312

Partners' Capital
General Partners                                                  9,037
Limited Partners (7,842.5 limited partnership
 units issued and outstanding)                                2,806,513
   Total Partners' Capital                                    2,815,550

   Total Liabilities and Partners' Capital                  $11,875,862






          See notes to financial statements (unaudited).

                     STATEMENTS OF OPERATIONS
      For the Nine Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                              1996            1995
INCOME
Rental                                        $1,376,661      $1,369,843
Interest                                          25,852          43,641
Other, primarily tenant expense
 reimbursements                                  288,210         281,355
   Total income                                1,690,723       1,694,839

EXPENSES
Interest                                         650,798         706,400
Depreciation                                     282,271         277,704
Real estate taxes                                100,377         100,009
Repairs and maintenance                           21,092          41,075
Operating                                        278,266         237,213
General and administrative                       189,275         330,175
   Total expenses                              1,522,079       1,692,576

Equity in net income from
 affiliated joint venture                             --         231,115

Net Income                                    $  168,644      $  233,378

Net Income Per Limited Partnership
 Interest (7,842.5 Units)                     $    21.29      $    29.46












          See notes to financial statements (unaudited).

                     STATEMENTS OF OPERATIONS
      For the Three Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                                1996          1995
INCOME
Rental                                            $504,213      $461,396
Interest                                             9,722        16,519
Other, primarily tenant expense
 reimbursements                                     84,696       104,316
   Total income                                    598,631       582,231

EXPENSES
Interest                                           215,907       219,595
Depreciation                                        94,014        91,837
Real estate taxes                                   33,117        35,209
Repairs and maintenance                              5,998        28,560
Operating                                           83,738        59,821
General and administrative                          55,657       196,520
   Total expenses                                  488,431       631,542

Net Income(Loss)                                  $110,200      $(49,311)

Net Income(Loss)Per Limited Partnership
 Interest (7,842.5 Units)                         $  13.91      $  (6.22)















          See notes to financial statements (unaudited).

                     STATEMENTS OF CASH FLOWS
      For the Nine Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                                  1996        1995
Cash Flows From Operating Activities:
Net income                                          $168,644   $  233,378
Adjustments to reconcile net income to net
 cash provided by operating activities:
Equity in net income from affiliated
 joint venture                                            --     (231,115)
Provision for doubtful accounts                       13,736        1,350
Depreciation                                         282,271      277,704
Normalized rental revenue                              7,614        7,612
Changes in operating assets and liabilities:
 Decrease in tenant receivables, net                  69,187       35,922
 Decrease (increase) in escrow deposits                  687     (316,172)
 (Increase) decrease in other assets                  (1,109)      31,851
 Decrease in due from affiliates                         730       23,711
 (Decrease) increase in accounts
   payable and accrued expenses                      (69,428)     107,860
 Decrease in security deposits                            --       (1,164)
Net cash provided by operating activities            472,332      170,937

Cash Flows From Investing Activities:
Capital expenditures                                 (14,027)      (1,573)
Cash used in investing activities                    (14,027)      (1,573)

Cash Flows From Financing Activities:
Repayment of mortgages                              (109,583)  (4,761,446)
Proceeds from refinancing                                 --    6,100,000
Loan fees                                                 --     (157,953)
Return of capital                                         --     (999,919)
Cash distributions to Limited Partners              (286,826)    (142,438)
Net cash (used in) provided by financing
 activities                                         (396,409)      38,244

Net increase in cash and cash equivalents             61,896      207,608
Cash and cash equivalents
 at beginning of period                              561,479      445,771
Cash and cash equivalents at end of period         $ 623,375  $   653,379



          See notes to financial statements (unaudited).

                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or their affiliates for the nine months ended September 30, 1996 and 1995, were as follows:

                                            1996          1995
     Management fees                         $112,976       $109,548
     Reimbursable office expenses              57,851         62,280
     Legal fees                                   679          7,355

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,076 and $1,526 for legal services, as of September 30, 1996 and 1995, respectively.

(4)  DELCHAMPS' MORTGAGE PAYABLE

     The Delchamps' mortgage loan matures on December 1, 1996. The General Partners are currently working with third party lenders to refinance this loan when it matures. There is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss upon foreclosure.

(5)  SUBSEQUENT EVENTS

     A cash distribution for the quarter ending September 30, 1996, will be paid to Limited Partners on November 15, 1996, in the aggregate amount of $86,236.

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operation.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Delchamps at September 30, 1996, December 31, 1995 and September 30, 1995 was 100%. Delchamps operated at a positive cash flow for the nine months ended September 30, 1996. The Delchamps' mortgage loan matures on December 1, 1996. The General Partners are currently working with third party lenders to refinance this loan when it matures. There is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss upon foreclosure.

     Shoppes operated at a positive cash flow for the nine months ended September 30, 1996. The occupancy level at Shoppes at September 30, 1996 and December 31, 1995 was 97% compared to 98% at September 30, 1995.

     Ponderosa operated at a positive cash flow for the nine months ended September 30, 1996.

     A distribution of Operating Cash Flow for the third quarter of 1996 will be made to the Limited Partners on November 15, 1996 in the amount of $86,236. The Preferential Distribution Deficiency will equal $3,669,695 after this next distribution, a $178,890 increase over the December 31, 1995 balance of $3,490,805.

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

Results of Operations-Nine Months Ended September 30, 1996 and 1995 (Amounts rounded to 000's)

     The Partnership generated net income of $169,000 for the nine months ended September 30, 1996 as compared to net income of $233,000 for the same nine month period in 1995. The $64,000 decrease in net income resulted primarily from a $231,000 decrease in the Partnership's share of the Annex income due to its foreclosure on May 15, 1995 which was offset by a $171,000 decrease in total expenses.

     Total income for the nine months ended September 30, 1996 was $1,691,000 as compared to $1,695,000 for the same nine month period in 1995, a decrease of $4,000. The $4,000 decrease in total income resulted primarily from a $18,000 decrease in interest income which was offset by a $7,000 increase in rental income and a $7,000 increase in tenant expense reimbursements. The $18,000 decrease in interest income was a result of the decrease in short-term investments. The decrease in short-term investments was due to the August 1995 distribution to Investors of the excess funds from the Shoppes refinancing. The $7,000 increase in rental income was mainly due to a $8,000 increase in rental income at Shoppes. The $8,000 rental income increase at Shoppes was due to a increase in base rent of $18,000 which was offset by a decrease in percentage rent of $10,000. The $18,000 in base rent was a result of increased rental rates implemented in 1996. Percentage rent for Shoppes decreased $10,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 as a result of a $15,000 percentage rent adjustment for 1995 made in 1996. The $7,000 increase in tenant expense reimbursements was due to a $12,000 increase in tenant expense reimbursements at Delchamps for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The $12,000 increase at Delchamps was due to a change in estimated amounts expected to be received in 1996.

     For the nine months ended September 30, 1996 total expenses were $1,522,000 as compared to $1,693,000 for the same nine month period in 1995, a decrease of $171,000. The decrease of $171,000 in total expenses is due primarily to a decrease in general and administrative expense of $141,000 and a $56,000 decrease in interest expense. The $141,000 decrease in general and administrative expense was mainly attributed to the decrease in legal fees of $134,000 for the nine months ended September 30, 1996 when compared to the same period in 1995. The decrease in legal fees was mainly contributed to the Annex's bankruptcy legal fees of $127,000 which incurred in 1995. Interest expense decreased $56,000 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 as a result of the Shoppes interest rate increasing to a default rate during the four month extension of the mortgage in 1995. Repairs and maintenance decreased $20,000 as a result of parking lot repairs decreasing $14,000 for Delchamps for the nine month period ending September 30, 1996 when compared to the same nine period in 1995. These decreases were offset by an increase in operating expenses of $41,000 due primarily to an increase of $28,000 for landscaping relating to irrigation and site preparation at Shoppes.

Results of Operations-Three Months Ended September 30, 1996 and
1995 (Amounts rounded to 000's)

     The Partnership generated net income of $110,000 for the three months ended September 30, 1996 as compared to net loss of $49,000 for the same three month period in 1995, an increase in net income of $159,000. This $159,000 increase in net income was a result of total income increasing $16,000 and total expenses decreasing $143,000.

     Total income for the three months ended September 30, 1996 was $598,000 as compared to $582,000 for the same three month period in 1995, an increase of $16,000. This $16,000 increase in total income was primarily due do a $43,000 increase in rental income which was offset by a $20,000 decrease in tenant expense reimbursements. Rental income increased $43,000 as a result of Shoppes percentage rent increasing $36,000 for the three month period ending September 30, 1996 when compared to the same three month period in 1995. Shoppes' percentage rent increased $36,000 due to a change in estimated amounts expected to be received in 1996. Tenant expense reimbursements decreased $20,000 as a result of a $9,000 decrease at Delchamps and a $10,000 decrease at Shoppes. The $10,000 decrease in tenant expense reimbursements was due to a one time charge for utility reimbursements in 1995. The $9,000 decrease in tenant expense reimbursements for Delchamps was result of a change in estimated amounts expected to be received in 1996.

     For the three months ended September 30, 1996 total expenses were $488,000 as compared to $631,000 for the same three month period in 1995, a decrease of $143,000. The $143,000 decrease in total expenses was primarily due to a $141,000 decrease in general and administrative expenses which was mainly attributed to the decrease in legal fees of $127,000 for the three months ended September 30, 1996 when compared to the same period in 1995. The decrease in legal fees was mainly contributed to the Annex's bankruptcy legal fees of $127,000 paid in 1995. Repairs and maintenance decreased $23,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 but was offset by a $24,000 increase in operating expenses.
Repairs and maintenance decreased $23,000 mainly due to parking lot repairs decreasing $15,000 at Delchamps. Operating expenses increased $24,000 due to an $18,000 increase in operating expenses at Shoppes. The $18,000 increase in operating expenses at Shoppes was due primarily to a $5,000 increase in janitorial cleaning, a $6,000 increase in landscaping and a $5,000 increase in electricity. Landscaping increased $6,000 due to tree trimming required during the three months ended September 30, 1996 and electricity increased $5,000 due to a $4,000 refund received during the three month period ending September 30, 1995.

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

                         DATE:  November 13, 1996


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                and Treasurer

                         DATE:  November 13, 1996