Form 10KSB
period 1996-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1997-03-31
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1996

                                or

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the transition period from               to

   Commission File Number               0-16857

             Brauvin Income Properties  L.P. 6
       (Name of small business issuer in its charter)

              Delaware                        36-1276801
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)

   150 South Wacker Drive, Chicago, Illinois          60606
    (Address of principal executive offices)       (Zip Code)

                        (312) 443-0922
                   (Issuer's telephone number)

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on
                                          which registered
              None                              None

   Securities registered pursuant to Section 12(g) of the Act:

                 Limited Partnership Interests
                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No      .

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $2,264,461.

The aggregate sales price of the limited partnership interests of the issuer (the "Units") to unaffiliated investors of the issuer was $7,842,500. This does not reflect market value. This is the price at which the Units were sold to the public. There is no current established trading market for these Units, nor have any of the Units been sold within the last 60 days.

Portions of the Prospectus of the issuer dated May 30, 1986, as supplemented September 3, 1986, October 28, 1986, December 30, 1986 and May 29, 1987 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Parts II and III of this Annual Report on Form 10-KSB.

                 BRAUVIN INCOME PROPERTIES L.P. 6
                  1996 FORM 10-KSB ANNUAL REPORT
                               INDEX

                              PART I
                                                                      Page
Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .3

Item 2.  Description of Properties . . . . . . . . . . . . . . . . . . .5

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 11

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                              PART II
Item 5.  Market for the Issuer's Limited Partnership
         Interests and Related Security Holder Matters . . . . . . . . 12

Item 6   Management's Discussion and Analysis or Plan
         of Operation. . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 7   Financial Statements and Supplementary Data . . . . . . . . . 18

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . 18

                             PART III
Item 9.  Directors and Executive Officers, Promoters
         and Control Persons; in compliance with Section
         16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . 20

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . 23

Item 11. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 24

Item 12. Certain Relationships and Related Transactions. . . . . . . . 24

Item 13. Exhibits, Financial Statements and Reports
         on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                                    PART I

Item 1. Description of Business.

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

  As of December 31, 1996, the Partnership had originally acquired three rental properties. The Partnership had acquired a 46% interest in a joint venture which acquired an additional rental property. This property was sold in a sheriff's sale on May 15, 1995, and the joint venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

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

   The Partnership strives to maximize occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Expectations are that due to a stable economic environment, rental rates will remain flat or increase slightly. The average rental rates for tenants at the Shoppes on the Parkway shopping center in Hilton Head, South Carolina have increased from approximately $13.00 per square foot in 1993 to approximately $15.00 per square foot in 1996.

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

Item 2. Description of Properties.

  The following is a discussion of the rental properties owned and operated by the Partnership during 1996. For the purpose of the information disclosed in this section, the following terms are defined as follows:

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

  During the year ended December 31, 1996, the Partnership owned the properties described below:

(a) Delchamps Plaza North Shopping Center ("Delchamps")

  On November 12, 1987, the Partnership acquired Delchamps located in Tuscaloosa, Alabama, for approximately $4,058,000. The purchase was funded with approximately $715,000 in cash at closing and by assuming an existing first mortgage loan from Lincoln National Life Insurance Company. The mortgage had an original principal balance of $3,375,000 and a balance of $3,343,000 in November 1987. The loan bore interest at a rate of 9.375% per annum and matured on December 1, 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000(the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principle and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, were used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company.

  Delchamps is a community shopping center constructed in 1986 with approximately 59,400 rentable square feet on a seven acre site. Delchamps is anchored by a regional grocer named Delchamps and Harco Drug, a Tuscaloosa based drug store chain. Delchamps has eight stores and was 98% occupied at December 31, 1996.

  The occupancy rate and average annual base rent per square foot at December 31 for the last two years are as follows:

                             1996            1995

Occupancy Rate                98%            100%

Average Annual Base
 Rent Per Square Foot      $7.80           $7.73

  Delchamps has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1996:

                           Annual    Lease
                 Square      Base   Expiration   Renewal       Nature of
Tenant            Feet       Rent     Date       Options       Business
Delchamps       42,057   $315,427    1/2007    4/5 years ea.   Grocery Store
Harco Drugs      9,800     73,500    1/2002    4/5 years ea.   Drug Store
Others           6,332     69,642    Various     Various
Vacant           1,200         --
                59,389   $458,569

(b) Shoppes on the Parkway ("Shoppes")

  On March 31, 1988, the Partnership purchased Shoppes, a shopping center located in Hilton Head, South Carolina, for approximately $7,360,000. The purchase was funded with approximately $2,394,000 cash paid at closing and an existing first mortgage loan from the Crown Life Insurance Company (the "Lender") with a balance of approximately $4,966,000. The loan bore interest at a rate of 10.25% per annum and matured on December 1, 1994. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until April 1, 1995. On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on April 6, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, was used to retire the existing mortgage secured by Shoppes. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

  Shoppes is a factory outlet retail center constructed in 1986 with approximately 86,900 rentable square feet situated on a 9.43 acre site. Shoppes was 97% occupied at December 31, 1996. To retain tenants and to attract customers to the Shoppes the Partnership has begun improvements to the property. These improvements included landscaping, benches, canopies, exterior painting and refurbished restrooms.

  The occupancy rate and average annual base rent per square foot at December 31 for the last two years are as follows:

                                 1996            1995

Occupancy Rate                    97%           97%
Average Annual Base
  Rent Per Square Foot           $15.01         $13.17

  Shoppes has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1996:

                            Annual     Lease
                 Square      Base    Expiration   Renewal
Tenant            Feet       Rent       Date       Options
All Tenants      84,506   $1,268,497   Various     Various
Vacant            2,360           --
                 86,866   $1,268,497





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

  The Ponderosa has been occupied since its purchase and the average annual base rent per square foot at December 31 for the last two years are as follows:

                                 1996            1995
Average Annual Base Rent
 Per Square Foot                $23.64         $23.64

The Annex of Schaumburg (the "Annex")

 On May 10, 1995 the Partnership no longer had ownership of the Annex.

 On December 31, 1986, the Partnership and Brauvin Real Estate
Fund L.P. 5 ("BREF 5") formed a joint venture (the "Joint Venture") to purchase the Annex, a shopping center located in Schaumburg, Illinois, for approximately $8,358,000. The Partnership had a 46% interest in the Joint Venture and BREF 5 had a 54% interest. The purchase was funded with approximately $3,158,000 cash at closing and $5,200,000 from the proceeds of an interim loan.

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

 On January 31, 1994, the Joint Venture entered into a Reliance Agreement (the "Agreement") with the Title Company and agreed to, on behalf of the Title Company, by the lender, John Hancock Mutual Life Insurance Company: (i) make a $1,000,000 paydown on the loan;(ii) pay the Lender an administrative fee of 1.5% of the loan balance, after the $1,000,000 paydown; and (iii) issue title insurance as required. As a condition to the Joint Venture's agreement with the Title Company, the Title Company agreed to pay the Joint Venture $5,000 per month commencing February 1, 1994 through January 31, 1995 and $6,000 per month thereafter. The Title Company also agreed to equally share with the Joint Venture the 2.5% interest savings after the 1.5% administrative fee was paid, which the Joint Venture was expected to have been received upon maturity of the Agreement. In February 1994, the Title Company paid the Lender the $1,000,000 paydown, as required in the Agreement. In 1995 and 1994, the Joint Venture received $5,000 and $55,000, respectively, from the Title Company, which was recorded as a reduction of interest expense on the property. The remaining amounts due from the Title Company were offset against amounts owed to the Title Company. The Partnership will not receive any additional payments under the Agreement.

 The revised promissory note payable bore interest at a rate of 10% per annum, with monthly payments of principal and interest based upon a 30-year amortization schedule of $45,630 commencing December 1, 1989. The remaining principal balance of approximately $5,023,000 matured on November 1, 1994. The note was collateralized by a first mortgage lien on the Annex. Interest paid approximated $17,700 in 1995.

 The Joint Venture did not make its monthly mortgage payments that were due to AUSA Life Insurance Company, Inc. ("AUSA") on July 1, 1994, August 1, 1994, September 1, 1994 or October 1, 1994. In addition, the Joint Venture did not repay the mortgage loan which matured November 1, 1994, at which time the entire amount of principal and accrued interest became due and payable. On August 11, 1994, the Joint Venture received a notice of default from AUSA demanding the payments due July 1, 1994 and August 1, 1994.

 On August 23, 1994, the Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy and AUSA filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995, the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture did not file an answer to the amended foreclosure that was due March 17, 1995. On April 3, 1995, a judgement of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA, in satisfaction of the Joint Venture's obligation on the promissory note payable.


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

Item 3. Legal Proceedings.

  On August 23, 1994, the Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy and AUSA filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995, the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture did not file an answer to the amended foreclosure that was due on March 17, 1995. On April 3, 1995, a judgement of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA, in satisfaction of the Joint Venture's obligation on the promissory note payable.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                   PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1996, there were 610 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  Cash distributions from operations to Limited Partners for 1996 and 1995 were $373,062, and $245,921, respectively. As a result of the refinancing of the Shoppes mortgage, a distribution of $999,919 representing a return of capital was made to the Limited Partners on August 15, 1995.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

  Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Description of Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the properties. Long-term needs are expected to be satisfied through modification of the mortgages at more favorable interest rates. See Item 2 for a description of the mortgage modifications affected to date.

  On May 15, 1995, title to the Annex, the sole joint venture property held by the Joint Venture was transferred to AUSA through a sheriff's sale. The Joint Venture ceased operations on May 15, 1995, paid final administrative expenses, and had no other available cash to provide final distributions. The Joint Venture partnership agreement provides for the dissolution of the Joint Venture upon mutual agreement of the Partnership and BREF 5. Accordingly, the Partnership and BREF 5 agreed to dissolve and formally terminated the Joint Venture in 1996.

  As a result of reversion of the property to AUSA, the Joint Venture recorded a $2,702,083 provision for investment property impairment to reduce the Annex property to its estimated fair value. In accordance with Statement No. 121 no depreciation expense was recorded during 1995. In addition, the Partnership recorded an extraordinary gain on the extinguishment of debt in the amount of $3,177,788, including the net reversals of approximately $632,000 of accrued expenses.

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

  The Partnership was required to make a balloon mortgage payment for Delchamps in December 1996 in the amount of $2,823,000. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000(the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principle and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000 were used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company.

  The Partnership has paid annual cash distributions to Limited Partners since 1986, as many (i.e., three of four) of the Partnership's properties have been operating in strong retail markets. Rental rates at Shoppes have increased as new leases have been signed and existing leases renewed. Operating cash flow of the Partnership decreased in 1995 compared to 1994, primarily due to the increase of expenses pertaining to the foreclosure of the Annex. Operating cash flow of the Partnership has increased in 1996 when compared to 1995.

  Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

Distribution
    Date                1997     1996     1995

February 15            $15.39   $12.65   $ 5.04
May 15                           13.06    13.12
August 15                        10.88       (a)
November 15                      11.00    13.20

(a) The August 15, 1995 distribution was a return of capital distribution of $999,919 in total, which was $127.50 per unit.

  A distribution of Operating Cash Flow for the fourth quarter of 1996 was made to the Limited Partners on February 15, 1997 in the amount of $120,729. The Preferential Distribution Deficiency equaled $3,723,359 after this last distribution, a $232,554 increase over 1995.

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

Results of Operations

  The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions. These market conditions, all beyond the control of the Partnership and its General Partners, have affected the real estate industry since the late 1980's and have combined to cause severe economic hardships for real estate owners. Some of the specific market conditions are as follows:

      The savings and loan crisis resulted in the creation of the Resolution Trust Corp. (RTC). The RTC sponsored auctions where large blocks of properties were sold at distressed prices. The low price paid by the new owners enabled them to reduce asking rental rates resulting in significantly lower market rents for all competing properties.

      The emergence of "Category Killer" retailers who occupied large "Box" spaces in new developments known as "Power Centers" attracted tenants from the smaller and more traditional "Community Centers" resulting in increased vacancies and downward pressure on market rental rates.

      The continuing softness in retail sales has resulted in store closings. This has in turn resulted in increased vacancies and an overall softness in demand for retail space which results in downward pressure on market rents.

  These conditions have generally adversely impacted the Partnership's property economics. The specific impact of these economic conditions on 1996 and 1995 results are discussed in the section "Results of Operations - 1996 Compared to 1995", below.

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

Results of Operation - 1996 Compared to 1995
      (Amounts rounded to nearest 000's)

  The Partnership generated net income of $245,000 in 1996, compared to income of $285,000 in 1995, a decrease of $40,000. This decrease resulted from a $59,000 decrease in total income, a $249,000 decrease in total expenses, and a $231,000 decrease in the equity interest in the Joint Venture's net income.

  Total income was $2,264,000 in 1996 compared to $2,323,000 in 1995, a decrease of $59,000. The $59,000 decrease was caused by a decrease in income at Del Champs. This decrease was due primarily to a decrease in the occupancy from 100% in 1995 to 98% in 1996. Also, Ponderosa income decreased which was a result of a decline in percentage rent earned.

  Total expenses incurred in 1996 were $2,019,000 compared to $2,269,000 in 1995 a decrease of $250,000. This decrease was caused primarily by a $172,000 decrease in administrative expenses primarily associated with the Annex foreclosure. Interest expense is lower in the amount of $59,000. This decrease was caused primarily by the interest expense at Shoppes decreasing in comparison to 1995 when default interest was paid before the refinancing on April 5, 1995. Repairs and maintenance expenses have decreased $73,000 when comparing 1996 to 1995. In 1995 there were various outdoor repairs at Shoppes and Del Champs which were not necessary in 1996.

Results of Operations - 1995 Compared to 1994
  (Amounts rounded to nearest 000's)

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

  Total expenses incurred in 1995 were $2,269,000 compared to $1,843,000 in the prior year, an increase of $426,000. The increase was primarily caused by an increase in general and administrative expense of $196,000 and an increase of $160,000 in mortgage and other interest. The increase in general and administrative is due to the write-off of the $165,000 receivable due from the Annex. The $160,000 increase in interest expense is primarily due to (1)the recognition of $75,000 of default interest on the Shoppes from December 1, 1994 to April 6, 1995, which was paid on the date the refinancing of the Shoppes was completed and (2)the $102,000 interest expense computed on the additional $1,425,000 mortgage payable balance on the Shoppes refinanced mortgage. The $52,000 increase in repairs and maintenance is mainly due to the $40,000 increase at the Shoppes. The improvements at the Shoppes were made to enhance the outside appearance which include landscaping, benches, canopies, exterior painting and refurbished restrooms. The Partnership made these improvements in an effort to retain tenants and to attract customers to the shopping center.

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

Item 7. Financial Statements and Supplementary Data.

  See Index to Financial Statements on Page F-1 of this Form 10-KSB for financial statements where applicable.

  The financial information required in Item 310(b) of Regulation
S-B is not applicable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  On December 6, 1996, the Partnership dismissed Ernst & Young LLP as its independent accountant. Ernst & Young LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change the Partnership's accountant was made at the recommendation of the General Partners to reduce the costs associated with the audit. In the Partnership's fiscal years ended 1994 and 1995 and the subsequent interim period preceding the dismissal there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which would have caused Ernst & Young LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

  On December 6, 1996, the Partnership engaged Deloitte & Touche LLP as its independent accountant. The decision to engage Deloitte & Touche LLP was made following consideration by the General Partners. Neither the Partnership (nor someone on its behalf) consulted Deloitte & Touche LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                   PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

  Mr. Jerome J. Brault . . . . . . . . . . . . .Chairman of the Board of
                                       Directors, Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Robert J. Herleth. . . . . . . . . . . Vice President and Director

  Mr. David W. Mesker. . . . . . . . . . . . . . . . . . . . . .Director

  Mr. B. Allen Aynessazian . . . . . . . . . . . . . Treasurer and Chief
                                                       Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 63) chairman of the board of directors, director and president of Brauvin 6, Inc. Since 1979, he has been a shareholder, president and director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of eight publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 36) is vice president and secretary of Brauvin 6 Inc. He is an officer of various Brauvin entities, which act as the general partners of seven publicly registered real estate programs. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the organization and management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  Mr. CEZAR M. FROELICH (age 51) is a principal with the Chicago law firm of Shefsky Froelich & Devine Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in seven other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994, but he remains an individual general partner.

  Mr. ROBERT J. HERLETH (age 44) is a Vice President and Director of Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., and Brauvin 6, Inc. He joined A.G. Edwards & Sons, Inc. in 1980 and presently serves as a Vice President of A.G.E. Realty Corp. Mr. Herleth is also a director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. DAVID W. MESKER (age 65) is a Director of Brauvin Realty Partners, Inc., Brauvin Ventures, Inc. and Brauvin 6, Inc. Mr. Mesker is presently a Senior Vice President of A.G. Edwards & Sons, Inc. and a Director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. B. ALLEN AYNESSIAN (age 32) is the Treasurer and Chief Financial Officer of Brauvin 6, Inc. He is the Chief Financial Officer of various Brauvin publicly registered real estate programs. He is responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial Inc. and related partnerships. He is responsible for Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the Chief Financial Officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

Item 10.    Executive Compensation.

  (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or other affiliates as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Partnership Agreement entitled "Distribution of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-10 to A-15 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item 9. Reference is also made to Notes 2 and 4 of the Notes to Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners received a share of Partnership income or loss for 1996 and 1995.

  An affiliate of the General Partners is reimbursed for its direct expenses relating to the administration of the Partnership.

  The Partnership does not have any employees and therefore there is no compensation paid.

  (c - h)                Not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

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

  No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 10, "Executive Compensation."

Item 12. Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the sections of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-17 to A-20 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in
Item 9. Cezar M. Froelich is an individual general partner of the Partnership and is also a principal of the law firm of Shefsky & Froelich Ltd., which acted as securities and real estate counsel to the Partnership. Reference is made to Note 4 of the Notes to Financial Statements filed with this annual report for a summary of transactions with affiliates.

  As a precondition to the new financing on Shoppes, the lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  The General Partners and BREF 5, the General Partners of Brauvin/The Annex of Schaumburg Associates (the "Annex"), determined that it was in the best interest of the Partnership for the Annex to file for reorganization under Chapter 11 of the bankruptcy code. The intent of the bankruptcy filing was to seek financial reorganization and protect the Partnership's interest in the Annex. Because the Annex did not have the cash necessary to meet the expense of pursuing the bankruptcy, the Partnership loaned the necessary funds to do so. Future net cash flow generated by the Annex, if any, was intended to be used to repay the loan balance prior to any distributions. When ownership of the Annex was lost through foreclosure on May 15, 1995, the Partnership recorded a loss on the loan and the balance was written off.

  (c)    No management persons are indebted to the Partnership.

  (d)    There have been no transactions with promoters.

      Item 13. Exhibits, Financial Statements, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    (1) (2)    Financial Statements (See Index to Financial
               Statements filed with this annual report).

    (3)        Exhibits required by the Securities and Exchange
               Commission Regulation S-B Item 601:

               Exhibit No.      Description
                  *3.(a)        Limited Partnership Agreement
                  *3.(b)        Articles of Incorporation of
                                Brauvin 6, Inc.
                  *3.(c)        By-Laws of Brauvin 6, Inc.
                  *3.(d)        Certificate of Limited Partnership
                                of the Partnership
                  *10.(a)       Escrow Agreement
                  *10.(b)(1)    Management Agreement
                  **16.         Letter of Change in Certifying Accountant
                   27.          Financial Data Schedule
                  *28           Pages 9-14 and A-15 to A-18 of the
                                Partnership's Prospectus and the
                                Agreement dated May 30, 1986, as
                                supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 0-16857) on Form S-11 filed under the Securities Act of 1933:

** Incorporated by reference from exhibit 16 filed with the Fund's Form 8-K/A filed on December 12, 1996.

  (b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

  (C)  Form 8-K.  On December 6, 1996, the Partnership dismissed Ernst &
                  Young LLP as its independent accountant. Additionally, on December 6, 1996 the Partnership engaged
                  Deloitte & Touche LLP to be its independent accountant. This Form 8-K was dated December 6, 1996 and filed on December 12, 1996.

  (d) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

                          By:  /s/ James L. Brault
                               James L. Brault
                               Vice President and Secretary

                          By:  /s/ Robert J. Herleth
                               Robert J. Herleth
                               Vice President and Director

                          By:  /s/ David W. Mesker
                               David W. Mesker
                               Director

                          By:  /s/ B. Allen Aynessazian
                               B. Allen Aynessazian
                               Chief Financial Officer and
                               Treasurer

                      INDIVIDUAL GENERAL PARTNERS

                               /s/ Jerome J. Brault
                               Jerome J. Brault

                               /s/ Cezar M. Froelich
                               Cezar M. Froelich

Dated: 3/31/97

                INDEX TO FINANCIAL STATEMENTS

                                                          Page

Independent Auditors' Report. . . . . . . . . . . . . . . F-2

Report of Independent Auditors. . . . . . . . . . . . . . F-3

Balance Sheet, December 31, 1996  . . . . . . . . . . . . F-4

Statements of Operations, for the years ended
December 31, 1996 and 1995  . . . . . . . . . . . . . . . F-5

Statements of Partners' Capital, for the
years ended December 31, 1996 and 1995  . . . . . . . . . F-6

Statements of Cash Flows, for the years
ended December 31, 1996 and 1995  . . . . . . . . . . . . F-7

Notes to Financial Statements . . . . . . . . . . . . . . F-8

All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying balance sheet of Brauvin Income Properties L.P. 6 (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the year ended December 31, 1995 were audited by other auditors whose report, dated March 8, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1996 financial statements present fairly, in all material respects, the financial position of Brauvin Income
Properties L.P. 6 at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                  /s/  Deloitte & Touche LLP

Chicago, Illinois
February 10, 1997
(February 15, 1997 as to Note 2)

                 Report of Independent Auditors


To the Partners of
Brauvin Income Properties L.P. 6
We have audited the accompanying statements of operations, partners' capital, and cash flows of Brauvin Income Properties L.P. 6 for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brauvin Income Properties L.P. 6 for the year ended
December 31, 1995, in conformity with generally accepted accounting principles.

                          /s/  Ernst & Young LLP



Chicago, Illinois
March 8, 1996

             BRAUVIN INCOME PROPERTIES L.P. 6
                        BALANCE SHEET

                                          December 31,
                                              1996
ASSETS
Investment in real estate:
  Land                                         $ 2,756,651
  Buildings and improvements                    10,667,827
                                                13,424,478
  Less accumulated depreciation                 (3,075,791)
Net investment in real estate                   10,348,687

Cash and cash equivalents                          623,087
Rent receivable (net of
  allowances of $24,034)                           269,810
Escrow and other deposits                          433,259
Other assets                                       195,653


    Total Assets                               $11,870,496

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                $ 8,814,769
Accounts payable and accrued
  expenses                                         244,990
Tenant security deposits                             4,783
    Total Liabilities                            9,064,542

PARTNERS' CAPITAL:

General Partners                                     9,802
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                        2,796,152
    Total Partners' Capital                      2,805,954

    Total Liabilities and
     Partners' Capital                         $11,870,496

          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                     STATEMENTS OF OPERATIONS
          For the years ended December 31, 1996 and 1995

                                     1996       1995
INCOME
Rental (Note 6)                   $1,845,313   $1,836,363
Interest                              35,877       54,355
Other, primarily
  expense reimbursements             383,271      431,952
     Total income                  2,264,461    2,322,670

EXPENSES
Interest                             866,458      924,883
Depreciation                         375,982      370,382
Real estate taxes                    130,628      131,975
Repairs and maintenance               27,246      100,218
Management fees                      146,370      142,680
Other property operating             201,447      155,457
General and administrative           271,045      443,048
     Total expenses                2,019,176    2,268,643
Income before interest
  in joint venture                   245,285       54,027
Equity interest in
  joint venture's
  net income                              --      231,115

Net income                        $  245,285   $  285,142

Net income
  allocated to the
  General Partners                $    2,453   $    2,851

Net income
  allocated to the
  Limited Partners                $  242,832   $  282,291

Net income per
 limited partnership
 interest (7,842.5 units)         $    30.96   $    36.00





          See accompanying notes to financial statements

               BRAUVIN INCOME PROPERTIES L.P. 6
                STATEMENTS OF PARTNERS' CAPITAL
            Years ended December 31, 1996 and 1995

                                  General     Limited
                                   Partners  Partners*      Total

Balance, January 1, 1995          $ 4,498  $3,889,931  $3,894,429

  Return of capital                    --    (999,919)   (999,919)
  Net income                        2,851     282,291     285,142
  Cash distributions                   --    (245,921)   (245,921)

Balance, December 31, 1995          7,349   2,926,382   2,933,731

  Net income                        2,453     242,832     245,285
  Cash distributions                   --    (373,062)   (373,062)

Balance, December 31, 1996       $  9,802  $2,796,152  $2,805,954

* Cash distributions to Limited Partners per unit were $47.57 and $31.36 for the years ended December 31, 1996 and 1995, respectively. A return of capital distribution to Limited Partners per unit was $127.50 in 1995.


          See accompanying notes to financial statements

                        BRAUVIN INCOME PROPERTIES L.P. 6
                            STATEMENTS OF CASH FLOWS
                  For the years ended December 31, 1996 and 1995

                                            1996           1995
Cash Flows From Operating Activities:
Net income                               $ 245,285      $  285,142
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
Depreciation                               375,982         370,382
Provision for doubtful accounts             24,599           1,800
Equity interest in Joint Venture's
   net income                                   --        (231,115)
Loss on loan to affiliate                       --         164,380
Decrease (increase) in rent
   receivable                               12,428         (38,682)
Increase in escrow and other
   deposits                                (12,163)       (346,256)
Decrease (increase) in due
   from affiliates                             730        (135,939)
(Increase) decrease in other
   assets                                  (23,383)         31,171
(Decrease) increase in accounts
   payable and accrued expenses            (26,116)        162,462
Decrease in security deposits                 (800)         (1,164)
Net cash provided by operating
   activities                              596,562         262,181
Cash Flows From Investing Activities:
Capital expenditures                       (14,027)        (46,393)
Cash used in investing
   activities                              (14,027)        (46,393)
Cash Flows From Financing Activities:
Repayment of mortgage notes payable       (147,865)     (4,796,287)
Proceeds from refinancing                       --       6,100,000
Loan fees                                       --        (157,953)
Return of capital                               --        (999,919)
Cash distributions to Limited
   Partners                               (373,062)       (245,921)
Net cash used in financing activities     (520,927)       (100,080)
Net increase in cash and cash
   equivalents                              61,608         115,708
Cash and cash equivalents at
   beginning of year                       561,479         445,771
Cash and cash equivalents at end
   of year                               $ 623,087       $ 561,479

Supplemental disclosure of cash flow information:
   Cash paid for mortgage interest       $ 845,063       $ 897,571

                 See accompanying notes to financial statements

                      BRAUVIN INCOME PROPERTIES L.P. 6
                        NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 1996 and 1995

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

   Brauvin Income Properties L.P. 6 (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of commercial properties consisting principally of existing shopping centers and, to a lesser extent, office and industrial buildings. The General Partners of the Partnership are Brauvin 6, Inc., Jerome
J. Brault and Cezar M. Froelich. Brauvin 6, Inc. is owned by the A.G.E. Realty Corporation Inc. (50%) and by Messrs. Jerome J. Brault (beneficially) (25%) and Cezar M. Froelich (25%). A.G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

   The Partnership was formed in April 1986. The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on May 30, 1986. The offering was terminated on August 31, 1987 having sold $7,842,500 in limited partnership interests.

   The Partnership has acquired the land and buildings underlying
Delchamps Shopping Center ("Delchamps"), Shoppes on the Parkway
("Shoppes") and a Ponderosa Restaurant ("Ponderosa").

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Management's Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Accounting Method

   The accompanying financial statements have been prepared using the accrual method of accounting.


   Rental Income

   Rental income is recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable.

     Federal Income Taxes

     Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the financial statements.

     Investment in Joint Venture Partnership

     The Partnership owned a 46% interest and Brauvin Real Estate Fund L.P. 5 ("BREF 5") owned a 54% interest in Brauvin/The Annex of
Schaumburg Associates (the "Annex Joint Venture") which owned the
Annex, a shopping center located in Schaumburg, Illinois. The investment was recorded using the equity method.

     On May 15, 1995, title to the Annex, the sole property owned by the Annex Joint Venture was transferred to AUSA Life Insurance Company, Inc. through a sheriff's sale. As a result of reversion of the property to the lender, the Annex Joint Venture recorded a $2,702,083 provision for investment property impairment to reduce the Annex property to its estimated fair value. In addition, the Annex Joint Venture recorded an extraordinary gain on the extinguishment of debt in the amount of $3,177,788, including the net reversals of approximately $632,000 of accrued expenses. The Partnership's share of the Annex Joint Venture's gain on the extinguishment of debt and investment property impairment was $1,462,000 and $1,243,000, respectively.

     The Annex Joint Venture ceased operations on May 15, 1995, paid final administrative expenses, and had no other available cash to provide final distributions. The Joint Venture partnership agreement provides for the dissolution of the Annex Joint Venture upon mutual agreement of the Partnership and BREF 5. Accordingly, the Partnership and BREF 5 agreed to dissolve and formally terminated the Annex Joint Venture in 1996.



     Investment in Real Estate

     The Partnership's rental properties are stated at cost including acquisition costs, leasing commissions, tenant improvements and net of provision for impairment. Depreciation and amortization are recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 31.5 years, and the term of the applicable leases, respectively. Two of the Partnership's properties are subject to liens under first mortgages (See Note 3).

     In 1995, The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1996 and 1995.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

     Estimated Fair Value of Financial Instruments

     Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; escrow and other deposits and accounts payable and accrued expenses. The mortgage notes payable at December 31, 1996 have a fair value of approximately $8,900,000 based upon current interest rates offered for debt of similar instruments in the market.

     Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform to classifications adopted in 1996.

(2)  PARTNERSHIP AGREEMENT

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

     A cash distribution for the fourth quarter of 1996 was made to the Limited Partners on February 15, 1997 in the amount of $120,729. The Preferential Distribution Deficiency equaled
$3,723,359 after this last distribution.

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1996, consisted of the following:
                                               Interest      Date
                                     1996        Rate         Due
Shoppes on the Parkway(a)          $5,998,658     9.55%       4/02
Delchamps Plaza
 North Shopping Center(b)           2,816,111     9.375%      2/97
                                   $8,814,769

  The net carrying value of the Delchamps property and the Shoppes property approximated $3,222,900 and $6,154,300, respectively, at December 31, 1996. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

  Maturities of the mortgages payable are as follows:

            1997                  $ 2,888,442
            1998                       79,550
            1999                       87,489
            2000                       96,219
            2001                      105,821
            Thereafter              5,557,248
                                   $8,814,769

  (a) On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. (the "Successor Lender"). The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on April 6, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire the existing mortgage secured by Shoppes from Crown Life Insurance Company. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

  As a precondition to the new financing, the Successor Lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to a cumulative return to the Partnership. This subordination will effectively preclude any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  (b) The Partnership was required to make a balloon mortgage payment for Delchamps in the amount of $2,823,249 in December 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000(the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principle and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, were used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company.

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the years ended December 31, 1996, and 1995 were as follows:

                                           1996                 1995
Management fees                         $146,370             $101,685
Reimbursable office expenses              78,551               92,207
Legal fees                                   679                8,639

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,076 for legal services, as of December 31, 1996.

  The General Partners and BREF 5, the General Partners of the Annex Joint Venture determined that it was in the best interest of the Partnership for the Annex Joint Venture to file for reorganization under Chapter 11 of the bankruptcy code. The intent of the bankruptcy filing was to seek financial reorganization and protect the Partnership's interest in the Annex Joint Venture. Because the Annex Joint Venture did not have the cash necessary to meet the expense of pursuing the bankruptcy, the Partnership loaned the necessary funds to do so. Future net cash flow generated by the Annex, if any, was intended to be used to repay the loan balance prior to any distributions. When ownership of the Annex was lost through foreclosure on May 15, 1995, the Partnership recorded a loss on the loan in the amount of $164,380 and the balance was written off.

(5)  EQUITY INVESTMENT

  On December 31, 1986, the Partnership and BREF 5 formed the Annex Joint Venture to purchase the Annex, a shopping center located in Schaumburg, Illinois, for approximately $8,358,000. The Partnership had a 46% general partnership interest in the Annex and BREF 5 had a 54% general partnership interest. The purchase was funded with approximately $3,158,000 cash at closing and $5,200,000 from the proceeds of an interim loan.

  At the date of acquisition, the Annex was encumbered with an existing first mortgage loan of approximately $4,356,600. The outstanding principal balance was due on February 1, 1994. As this loan was non-prepayable, the Annex Joint Venture deposited approximately $4,356,600 with Stewart Title Company (the "Title Company") and paid a fee of approximately $293,000 to the Title Company in 1986 to service this loan.

  On January 31, 1994, the Joint Venture entered into a Reliance Agreement (the "Agreement") with the Title Company and agreed to, on behalf of the Title Company, by the lender, John Hancock Mutual Life Insurance Company (i) make a $1,000,000 paydown on the loan;(ii) pay the Lender an administrative fee of 1.5% of the loan balance, after the $1,000,000 paydown; and (iii) issue title insurance as required. As a condition to the Annex Joint Venture's agreement with the Title Company, the Title Company agreed to pay the Annex Joint Venture $5,000 per month commencing February 1, 1994 through January 31, 1995 and $6,000 per month thereafter. The Title Company also agreed to equally share with the Annex Joint Venture the 2.5% interest savings after the 1.5% administrative fee was paid, which the Annex Joint Venture was expected to receive upon maturity of the Agreement. In February 1994, the Title Company paid the Lender the $1,000,000 paydown, as required in the Agreement. In 1995 and 1994, the Annex Joint Venture received $5,000 and $55,000, respectively, from the Title Company, which was recorded as a reduction of interest expense on the property. The remaining amounts due from the Title Company were offset against amounts owed to the Title Company. The Partnership did not receive any additional payments under the Agreement.

  On May 15, 1995, title to the Annex was transferred to the lender through a sheriff's sale. As a result of reversion of the property to the lender, the Annex Joint Venture recorded a $2,702,083 provision for investment property impairment to reduce the Annex property to its estimated fair value. In addition, the Annex Joint Venture recorded an extraordinary gain on the extinguishment of debt in the amount of $3,177,788, including the net reversals of approximately $632,000 of accrued expenses.

  The Annex Joint Venture ceased operations on May 15, 1995, paid final administrative expenses, and had no other available cash to provide final distributions. The Annex Joint Venture agreement provides for the dissolution of the Annex Joint Venture upon mutual agreement of the Partnership and BREF 5. Accordingly, the Partnership and BREF 5 agreed to dissolve and terminated the Annex Joint Venture in 1996.

  The following are condensed financial statements for the Joint
Venture:

STATEMENTS OF OPERATIONS

                                     For the period
                                     January 1, 1995
                                     to May 15, 1995
Rental income                          $ 230,283
Other income                             112,954
                                         343,237

Mortgage and other
  interest expense                        12,677
Real estate taxes                        125,540
Operating and
  administrative expenses                234,126
                                         372,343
Loss before provision
  for investment property
  impairment and
  extraordinary item                     (29,106)

Provision for investment
  property impairment                 (2,702,083)

Loss before extraordinary
  item                                (2,731,189)

Extraordinary gain on
  extinguishment of debt               3,177,788

Net income                           $   446,599

(6)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

                       1997                   $1,712,557
                       1998                    1,495,484
                       1999                    1,383,967
                       2000                    1,152,912
                       2001                      906,016
                    Thereafter                 1,903,231
                       Total                  $8,554,167

  Contingent rental income approximated $112,000 and $142,000 in 1996 and 1995, respectively.

  Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from the anchor tenant of Delchamps approximate 18% and 19% of rental income for the Partnership for the years ended December 31, 1996 and 1995, respectively. Rental income received from Ponderosa approximate 7.3% and 7.4% of rental income for the Partnership for the years ended December 31, 1996 and 1995, respectively.