Form 10QSB
period 1997-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1997-05-15
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

             For the three months ended     March 31, 1997

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from               to

    Commission File Number    0-16857

             Brauvin Income Properties  L.P. 6
       (Name of small business issuer as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No      .



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                             INDEX

                             PART I


                                                                      Page

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .3


         Balance Sheet at March 31, 1997 . . . . . . . . . . . . . . . .4


         Statements of Operations for the
         three months ended March 31, 1997 and 1996. . . . . . . . . . .5


         Statements of Cash Flows for the
         three months ended March 31, 1997 and 1996. . . . . . . . . . .6


         Notes to Financial Statements . . . . . . . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation. . . . . . . . . . . . . . . . . . . . . . . . . 13

                             PART II

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 16

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . 16

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . 16

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 16

Item 6.  Exhibits, and Reports on Form 8-K . . . . . . . . . . . . . . 16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  The following Balance Sheet as of March 31, 1997, Statements of Operations for the three months ended March 31, 1997 and 1996 and Statements of Cash Flows for the three months ended March 31, 1997 and 1996 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                         BALANCE SHEET
                          (Unaudited)

                                                March 31,
                                                  1997
ASSETS
Investment in real estate:
  Land                                       $   2,756,651
  Buildings and improvements                    10,667,827
                                                13,424,478
  Less accumulated depreciation                 (3,169,502)
Net investment in real estate                   10,254,976

Cash and cash equivalents                          799,767
Rent receivable (net of
  allowances of $22,024)                           201,781
Escrow and other deposits                          403,922
Other assets                                       211,974

    Total Assets                              $ 11,872,420

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)               $  8,902,152
Accounts payable and accrued
  expenses                                         191,449
Tenant security deposits                             6,854
Due to affiliates                                   19,040
    Total Liabilities                            9,119,495

PARTNERS' CAPITAL:

General Partners                                    10,480
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                        2,742,445
    Total Partners' Capital                      2,752,925

    Total Liabilities and
     Partners' Capital                        $ 11,872,420

          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                     STATEMENTS OF OPERATIONS
       For the three months ended March 31, 1997 and 1996
                          (Unaudited)

                                               1997           1996
INCOME
Rental                                      $ 473,289      $ 452,419
Interest                                        9,559          7,757
Other, primarily tenant
  expense reimbursements                       96,709        104,347
     Total income                             579,557        564,523

EXPENSES
Interest                                      218,141        217,794
Depreciation                                   93,711         93,711
Real estate taxes                              33,459         33,531
Repairs and maintenance                         8,755         10,146
Management fees                                43,457         37,828
Other property operating                       42,688         68,085
General and administrative                     71,647         66,904
     Total expenses                           511,858        527,999
Net income                                   $ 67,699       $ 36,524

Net income
  allocated to the
  General Partners                           $    677       $    365
Net income
  allocated to the
  Limited Partners                           $ 67,022       $ 36,159
Net income per
 limited partnership
 interest (7,842.5 units)                    $   8.55       $   4.61





          See accompanying notes to financial statements

                        BRAUVIN INCOME PROPERTIES L.P. 6
                        (a Delaware limited partnership)
                            STATEMENTS OF CASH FLOWS
             For the three months ended March 31, 1997 and 1996
                                 (Unaudited)

                                                   1997        1996
Cash Flows From Operating Activities:
Net income                                        $ 67,699    $ 36,524
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation                                        93,711      93,711
Provision for doubtful accounts                     (2,010)      9,315
Decrease in rent receivable                         70,039      77,054
Decrease in escrow and other deposits               29,337      77,773
Decrease in due from affiliates                         --         730
Decrease in other assets                            22,222      20,341
Decrease in accounts payable
  and accrued expenses                             (53,541)   (149,936)
Increase in due to affiliates                       19,040          --
Increase in security deposits                        2,071          --
Net cash provided by operating
  activities                                       248,568     165,512
Cash Flows From Investing Activities:
Capital expenditures                                    --      (4,027)
Cash used in investing activities                       --      (4,027)
Cash Flows From Financing Activities:
Repayment of mortgage notes payable             (2,837,617)    (35,672)
Proceeds from refinancing                        2,925,000          --
Loan fees                                          (38,543)         --
Cash distributions to Limited
  Partners                                        (120,728)    (99,171)
Net cash used in financing activities              (71,888)   (134,843)
Net increase in cash and cash
  equivalents                                      176,680      26,642
Cash and cash equivalents at
  beginning of period                              623,087     561,479
Cash and cash equivalents at end
  of period                                      $ 799,767   $ 588,121
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                        $  209,071  $  212,434


         See accompanying notes to financial statements

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended March 31, 1997 and 1996.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

  The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; escrow and other deposits and accounts payable and accrued expenses.

  Reclassifications

  Certain reclassifications have been made to the 1996 financial statements to conform to classifications adopted in 1997.

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

  A cash distribution for the first quarter of 1997 will be made to the Limited Partners on May 15, 1997 in the amount of $126,541. The Preferential Distribution Deficiency equaled $3,771,757 after this last distribution.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 1997, consisted of the following:
                                           Interest     Date
                                  1997        Rate      Due
Shoppes on the Parkway(a)       $5,981,215    9.55%     4/02
Delchamps Plaza
 North Shopping Center(b)        2,920,937    9.03%     2/02
                                $8,902,152

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

  As a precondition to the new financing, the Successor Lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to a cumulative return to the Partnership. This subordination will effectively preclude any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of Shoppes. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  (b) The Partnership was required to make a balloon mortgage payment for Delchamps in the amount of $2,823,249 in December 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000(the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, were used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the three months ended March 31, 1997, and 1996 were as follows:

                                           1997                 1996
Management fees                          $25,295              $37,828
Reimbursable office expenses              26,078               20,700
Legal fees                                   198                  310

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $878 for legal services and $18,162 for management fees as of March 31, 1997.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation.

General

     Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Delchamps at March 31, 1997 and March 31, 1996 was 100% compared to 98% at December 31, 1996. Delchamps operated at a positive cash flow for the three months ended March
31, 1997.

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

     Shoppes operated at a positive cash flow for the three months ended March 31, 1997. The occupancy level at Shoppes at March 31, 1997 was 92% compared to 97% at March 31, 1996 and December 31,
1996.

     Ponderosa operated at a positive cash flow for the three months ended March 31, 1997.

     A distribution of Operating Cash Flow for the first quarter of 1997 will be made to the Limited Partners on May 15, 1997 in the amount of $126,541. The Preferential Distribution Deficiency will equal $3,771,757 after this next distribution, a $48,398 increase over the December 31, 1996 balance of $3,723,359.

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

Results of Operations
     (Amounts rounded to nearest $000's)

     The Partnership generated net income of $68,000 for the three months ended March 31, 1997 as compared to net income of $37,000 for the same three month period in 1996. The $31,000 increase in net income resulted primarily from a $15,000 increase in total income and a $16,000 decrease in total expenses.

     Total income for the three months ended March 31, 1997 was $580,000 as compared to $565,000 for the same three month period in 1996, an increase of $15,000. The $15,000 increase resulted primarily from an increase in rental income at Shoppes due to increased rental rates.

     For the three months ended March 31, 1997 total expenses were $512,000 as compared to $528,000 for the same three month period in 1996, a decrease of $16,000. The decrease of $16,000 is due primarily to a decrease in operating expenses in 1997, which is a result of increased expenses related to landscaping, irrigation and site preparation at Shoppes in 1996.


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

               None.

     ITEM 5.   Other Information.

               None.

     ITEM 6.   Exhibits and Reports on Form 8-K.

               Exhibit 27. Financial Data Schedule


                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    BY:    Brauvin 6, Inc.
                           Corporate General Partner of
                           Brauvin Income Properties L.P. 6


                    BY:    /s/ Jerome J. Brault
                           Jerome J. Brault
                           Chairman of the Board of
                           Directors and President


                    DATE:  May 15, 1997


                    BY:    /s/ B. Allen Aynessazian
                           B. Allen Aynessazian
                           Chief Financial Officer and
                           Treasurer


                    DATE:  May 15, 1997