Form 10QSB
period 1997-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1997-08-14
CIK 793066

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                 For the six months ended    June 30, 1997

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

         Balance Sheet at June 30, 1997. . . . . . . . . . . . . . . . .4

         Statements of Operations for the
         six months ended June 30, 1997 and 1996 . . . . . . . . . . . .5

         Statements of Operations for the
         three months ended June 30, 1997 and 1996 . . . . . . . . . . .6

         Statements of Cash Flows for the
         six months ended June 30 1997 and 1996. . . . . . . . . . . . .7

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

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . 18

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 18

Item 6.  Exhibits, and Reports on Form 8-K . . . . . . . . . . . . . . 18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                          PART I - FINANCIAL INFORMATION

ITEM 1.                         Financial Statements

  The following Balance Sheet as of June 30, 1997, Statements of Operations for the six months ended June 30, 1997 and 1996, Statements of Operations for the three months ended June 30, 1997 and 1996, and Statements of Cash Flows for the six months ended June 30, 1997 and 1996 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-KSB.

                         BALANCE SHEET
                          (Unaudited)

                                                 June 30,
                                                   1997
ASSETS
Investment in real estate:
  Land                                        $  2,756,651
  Buildings and improvements                    10,669,357
                                                13,426,008
  Less accumulated depreciation                 (3,261,825)
Net investment in real estate                   10,164,183

Cash and cash equivalents                          847,603
Rent receivable (net of
  allowances of $25,347)                           180,496
Escrow and other deposits                          459,688
Other assets                                       206,641

    Total Assets                              $ 11,858,611

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                $ 8,877,825
Accounts payable and accrued
  expenses                                         234,909
Tenant security deposits                             5,929
Due to affiliates                                   12,298
    Total Liabilities                            9,130,961

PARTNERS' CAPITAL:

General Partners                                    11,492
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                        2,716,158
    Total Partners' Capital                      2,727,650

    Total Liabilities and
     Partners' Capital                        $ 11,858,611

          See accompanying notes to financial statements

                     STATEMENTS OF OPERATIONS
         For the six months ended June 30, 1997 and 1996
                          (Unaudited)

                                                1997           1996
INCOME
Rental                                     $  957,544     $  872,449
Interest                                       21,890         16,129
Other, primarily tenant
  expense reimbursements                      237,761        203,514
     Total income                           1,217,195      1,092,092

EXPENSES
Interest                                      437,092        434,891
Depreciation                                  186,034        188,257
Real estate taxes                              65,922         67,260
Repairs and maintenance                        14,626         15,094
Management fees                                82,260         75,977
Other property operating                       86,844        118,266
General and administrative                    175,451        133,903
     Total expenses                         1,048,229      1,033,648
Net income                                 $  168,966     $   58,444

Net income
  allocated to the
  General Partners                         $    1,690     $      584
Net income
  allocated to the
  Limited Partners                         $  167,276     $   57,860
Net income per
 limited partnership
 interest (7,842.5 units)                  $    21.33     $     7.38



           See accompanying notes to financial statements

                      STATEMENTS OF OPERATIONS
       For the three months ended June 30, 1997 and 1996
                          (Unaudited)

                                                1997           1996
INCOME
Rental                                      $ 484,255      $ 420,030
Interest                                       12,331          8,372
Other, primarily tenant
  expense reimbursements                      141,052         99,167
     Total income                             637,638        527,569

EXPENSES
Interest                                      218,951        217,097
Depreciation                                   92,323         94,546
Real estate taxes                              32,463         33,729
Repairs and maintenance                         5,871          4,948
Management fees                                38,803         38,149
Other property operating                       44,156         50,181
General and administrative                    103,804         66,999
     Total expenses                           536,371        505,649
Net income                                  $ 101,267       $ 21,920

Net income
  allocated to the
  General Partners                          $   1,013       $    219
Net income
  allocated to the
  Limited Partners                          $ 100,254       $ 21,701
Net income per
 limited partnership
 interest (7,842.5 units)                    $  12.78       $   2.77





          See accompanying notes to financial statements


                    STATEMENTS OF CASH FLOWS
        For the six months ended June 30, 1997 and 1996
                          (Unaudited)

                                                     1997        1996
Cash Flows From Operating Activities:
Net income                                       $ 168,966    $ 58,444
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation                                       186,034     188,257
Provision for doubtful accounts                      1,740       9,765
Decrease in rent receivable                         87,574      91,067
(Increase) decrease in escrow and
  other deposits                                   (26,429)     23,044
Decrease in due from affiliates                         --         730
Decrease in other assets                            27,555       3,815
Decrease in accounts payable
  and accrued expenses                             (10,081)   (121,281)
Increase in due to affiliates                       12,298          --
Increase in security deposits                        1,146          --
Net cash provided by operating
  activities                                       448,803     253,841

Cash Flows From Investing Activities:
Capital expenditures                                (1,530)    (14,027)
Cash used in investing activities                   (1,530)    (14,027)
Cash Flows From Financing Activities:
Repayment of mortgage notes payable             (2,861,944)    (72,192)
Proceeds from refinancing                        2,925,000          --
Loan fees                                          (38,543)         --
Cash distributions to Limited
  Partners                                        (247,270)   (201,529)
Net cash used in financing activities             (222,757)   (273,721)
Net increase (decrease)in cash and
  cash equivalents                                 224,516     (33,907)
Cash and cash equivalents at
  beginning of period                              623,087     561,479
Cash and cash equivalents at end
  of period                                      $ 847,603   $ 527,572
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                         $ 419,087   $ 424,021


             See accompanying notes to financial statements

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended March 31, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of June 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

     A cash distribution for the second quarter of 1997 will be made to the Limited Partners on August 15, 1997 in the amount of $127,947. The Preferential Distribution Deficiency equaled
$3,818,749 after this last distribution.









(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 1997, consisted of the
following:
                                           Interest     Date
                                  1997        Rate      Due
Shoppes on the Parkway(a)       $5,963,352    9.55%     4/02
Delchamps Plaza
 North Shopping Center(b)        2,914,473    9.03%     2/02
                                $8,877,825

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

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the six months ended June 30, 1997, and 1996 were as follows:

                                           1997                 1996
Management fees                          $70,643              $75,977
Reimbursable office expenses              56,578               41,400
Legal fees                                   499                  679

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $681 for legal services and $11,617 for management fees as of June 30, 1997.

(5)  SUBSEQUENT EVENT

Withdrawal of General Partner

  On August 8, 1997, Mr. Cezar M. Froelich notified the Managing General Partner of the Partnership of his decision to resign and withdraw as an Individual General Partner of the Partnership as of such date and subject to the terms of the Agreement. This resignation will become effective 90 days from August 14, 1997 (the date of notice to the Limited Partners). The Managing General Partner does not believe that Mr. Froelich's resignation will have an adverse effect on the operations of the Partnership. Mr. Froelich has advised management of the Partnership that his resignation was not the result of a disagreement on any matter related to the Partnership's operations, policies or practices.







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

     The occupancy level at Delchamps at June 30, 1997 and June 30, 1996 was 100% compared to 98% at December 31, 1996. Delchamps operated at a positive cash flow for the six months ended June 30, 1997.

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

     Shoppes operated at a positive cash flow for the six months ended June 30, 1997. The occupancy level at Shoppes at June 30, 1997 was 92% compared to 97% at December 31, 1996 and June 30, 1996.

     Ponderosa operated at a positive cash flow for the six months ended June 30, 1997.

     A distribution of Operating Cash Flow for the second quarter of 1997 will be made to the Limited Partners on August 15, 1997 in the amount of $127,947. The Preferential Distribution Deficiency will equal $3,818,749 after this next distribution, a $95,390 increase over the December 31, 1996 balance of $3,723,359.

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

Results of Operations - Six months ended June 30, 1997 and 1996
     (Amounts rounded to nearest $000's)

     The Partnership generated net income of $169,000 for the six months ended June 30, 1997 as compared to net income of $58,000 for the same six month period in 1996. The $111,000 increase in net income resulted primarily from a $125,000 increase in total income which was partially offset by a $14,000 increase in total expenses.

     Total income for the six months ended June 30, 1997 was $1,217,000 as compared to $1,092,000 for the same six month period in 1996, an increase of $125,000. The $125,000 increase resulted primarily from an increase in rental income at Shoppes due to increased rental rates.

     For the six months ended June 30, 1997 total expenses were $1,048,000 as compared to $1,034,000 for the same six month period in 1996, a increase of $14,000. The increase of $14,000 was due primarily to a increase in general and administrative expenses in 1997, which is a result of increased insurance expense at Shoppes.

Results of Operations - Three months ended June 30, 1997 and 1996
  (Amounts rounded to nearest $000's)

     The Partnership generated net income of $101,000 for the three months ended June 30, 1997 as compared to net income of $22,000 for the same three month period in 1996. The $79,000 increase in net income resulted primarily from a $110,000 increase in total income which was partially offset by a $30,000 increase in total expenses.

     Total income for the three months ended June 30, 1997 was $638,000 as compared to $528,000 for the same three month period in 1996, an increase of $110,000. The $110,000 increase resulted primarily from an increase in rental income at Shoppes due to increased rental rates.

     For the three months ended June 30, 1997 total expenses were $536,000 as compared to $506,000 for the same three month period in 1996, a increase of $30,000. The increase of $30,000 was due primarily to a increase in general and administrative expenses in 1997, which is a result of increased insurance expense at Shoppes.






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


                    DATE:  August 14, 1997


                    BY:    /s/ B. Allen Aynessazian
                           B. Allen Aynessazian
                           Chief Financial Officer and
                           Treasurer


                    DATE:  August 14, 1997