Form 10QSB
period 1997-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1997-11-14
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

             For the quarterly period ended     September 30, 1997

                                or

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

         Balance Sheet at September 30, 1997 . . . . . . . . . . . . . .4

         Statements of Operations for the
         nine months ended September 30, 1997 and 1996 . . . . . . . . .5

         Statements of Operations for the
         three months ended September 30, 1997 and 1996. . . . . . . . .6

         Statements of Cash Flows for the
         nine months ended September 30, 1997 and 1996 . . . . . . . . .7

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

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 17

Item 6.  Exhibits, and Reports on Form 8-K . . . . . . . . . . . . . . 17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                 PART I - FINANCIAL INFORMATION

ITEM 1.                         Financial Statements

  The following Balance Sheet as of September 30, 1997, Statements of Operations for the nine months ended September 30, 1997 and 1996, Statements of Operations for the three months ended September 30, 1997 and 1996, and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-KSB.

                         BALANCE SHEET
                          (Unaudited)

                                              September 30,
                                                   1997
ASSETS
Investment in real estate:
  Land                                        $  2,756,651
  Buildings and improvements                    10,702,653
                                                13,459,304
  Less accumulated depreciation                 (3,355,306)
Net investment in real estate                   10,103,998

Cash and cash equivalents                          810,037
Rent receivable (net of
  allowances of $20,912)                           232,629
Escrow and other deposits                          515,498
Other assets                                       185,712

    Total Assets                               $11,847,874

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                $ 8,852,912
Accounts payable and accrued
  expenses                                         282,977
Tenant security deposits                            13,549
Due to affiliates                                   12,698
    Total Liabilities                            9,162,136

PARTNERS' CAPITAL:

General Partners                                    12,352
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                        2,673,386
    Total Partners' Capital                      2,685,738

    Total Liabilities and
     Partners' Capital                        $ 11,847,874

          See accompanying notes to financial statements

                     STATEMENTS OF OPERATIONS
      For the nine months ended September 30, 1997 and 1996
                          (Unaudited)

                                              1997           1996
INCOME
Rental                                     $1,433,433     $1,376,661
Interest                                       34,843         25,852
Other, primarily tenant
  expense reimbursements                      325,935        288,210
     Total income                           1,794,211      1,690,723

EXPENSES
Interest                                      656,239        650,798
Depreciation                                  279,515        282,271
Real estate taxes                              99,381        100,377
Repairs and maintenance                        20,986         21,092
Management fees                               116,335        112,976
Other property operating                      132,791        165,290
General and administrative                    233,963        189,275
     Total expenses                         1,539,210      1,522,079
Net income                                 $  255,001     $  168,644

Net income
  allocated to the
  General Partners                         $    2,550     $    1,686
Net income
  allocated to the
  Limited Partners                         $  252,451     $  166,958
Net income per
 limited partnership
 interest (7,842.5 units)                  $    32.19     $    21.29





          See accompanying notes to financial statements

                     STATEMENTS OF OPERATIONS
    For the three months ended September 30, 1997 and 1996
                          (Unaudited)

                                               1997           1996
INCOME
Rental                                       $475,889       $504,213
Interest                                       12,953          9,722
Other, primarily tenant
  expense reimbursements                       88,174         84,696
     Total income                             577,016        598,631

EXPENSES
Interest                                      219,147        215,907
Depreciation                                   93,481         94,014
Real estate taxes                              33,459         33,117
Repairs and maintenance                         6,360          5,998
Management fees                                34,075         36,999
Other property operating                       45,947         46,739
General and administrative                     58,512         55,657
     Total expenses                           490,981        488,431
Net income                                   $ 86,035       $110,200

Net income
  allocated to the
  General Partners                           $    860       $  1,102
Net income
  allocated to the
  Limited Partners                           $ 85,175       $109,098
Net income per
 limited partnership
 interest (7,842.5 units)                    $  10.86       $  13.91





          See accompanying notes to financial statements


                    STATEMENTS OF CASH FLOWS
     For the nine months ended September 30, 1997 and 1996
                          (Unaudited)

                                                   1997        1996
Cash Flows From Operating Activities:
Net income                                        $255,001   $ 168,644
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation                                       279,515     282,271
Provision for doubtful accounts                     (2,695)     13,736
Decrease in rent receivable                         39,876      76,801
(Increase) decrease in escrow and
  other deposits                                   (82,239)        687
Decrease in due from affiliates                         --         730
Decrease (increase) in other assets                 48,484      (1,109)
Increase (decrease) in accounts payable
  and accrued expenses                              39,063     (69,428)
Increase in due to affiliates                       11,622          --
Increase in security deposits                        8,766          --
Net cash provided by operating
  activities                                       597,393     472,332

Cash Flows From Investing Activities:
Capital expenditures                               (34,826)    (14,027)
Cash used in investing activities                  (34,826)    (14,027)
Cash Flows From Financing Activities:
Repayment of mortgage notes payable             (2,886,857)   (109,583)
Proceeds from refinancing                        2,925,000          --
Loan fees                                          (38,543)         --
Cash distributions to Limited
  Partners                                        (375,217)   (286,826)
Net cash used in financing activities             (375,617)   (396,409)
Net increase in cash and cash
  equivalents                                      186,950      61,896
Cash and cash equivalents at
  beginning of period                              623,087     561,479
Cash and cash equivalents at end
  of period                                      $ 810,037   $ 623,375
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                         $ 628,517   $ 635,053




         See accompanying notes to financial statements

                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Income Properties L.P. 6 (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of commercial properties consisting principally of existing shopping centers and, to a lesser extent, office and industrial buildings. The General Partners of the Partnership are Brauvin 6, Inc., Jerome
J. Brault and Cezar M. Froelich. On August 8, 1997, Mr. Cezar M. Froelich notified the Managing General Partner of the Partnership of his decision to resign and withdraw as an individual General Partner of the Partnership as of such date and subject to the terms of the Limited Partnership Agreement. This resignation will become effective 90 days from August 14, 1997. The Managing General Partner does not believe Mr. Froelich's resignation will have an adverse effect on the operations of the Partnership. Brauvin 6, Inc. is owned by the A.G.E. Realty Corporation Inc. (50%) and by Messrs. Jerome J. Brault (beneficially) (25%) and Cezar M. Froelich (25%). A.G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended September 30, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow and other deposits; and accounts payable and accrued expenses. The mortgage notes payable at September 30, 1997 have a fair value of approximately $8,853,000 based upon current interest rates offered for for debt of similar instuments in the market.

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

     A cash distribution for the third quarter of 1997 will be made to the Limited Partners on November 15, 1997 in the amount of $129,354. The Preferential Distribution Deficiency equaled
$3,864,334 after this last distribution.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 1997, consisted of the following:
                                           Interest     Date
                                  1997        Rate      Due
Shoppes on the Parkway(a)       $5,945,060    9.55%     4/02
Delchamps Plaza
 North Shopping Center(b)        2,907,852    9.03%     2/02
                                $8,852,912

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

  (b) The Partnership was required to make a balloon mortgage payment for Delchamps in the amount of $2,823,249 in December 1996. Prior to the scheduled maturity of the first mortgage loan, the lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000(the "Delchamps First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The Delchamps First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the Delchamps First Mortgage Loan, approximately $2,809,000, was used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the nine months ended September 30, 1997 and 1996 were as follows:

                                           1997                 1996
Management fees                         $104,318             $112,976
Reimbursable office expenses              69,066               57,851
Legal fees                                   499                  679

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $681 for legal services and $12,017 for management fees as of September 30, 1997.














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

     The occupancy level at Delchamps at September 30, 1997 and September 30, 1996 was 100% compared to 98% at December 31, 1996.
Delchamps operated at a positive cash flow for the nine months ended September 30, 1997.

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

     Shoppes operated at a positive cash flow for the nine months ended September 30, 1997. The occupancy level at Shoppes at September 30, 1997 was 86% compared to 97% at December 31, 1996 and September 30, 1996.

     Ponderosa operated at a positive cash flow for the nine months ended September 30, 1997.

     A distribution of Operating Cash Flow for the third quarter of 1997 will be made to the Limited Partners on November 15, 1997 in the amount of $129,354. The Preferential Distribution Deficiency will equal $3,864,334 after this next distribution, a $140,975 increase over the December 31, 1996 balance of $3,723,359.

     The General Partners expect to distribute proceeds from operations, if any, and from the sale of real estate, to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations -nine months ended September 30, 1997 and
1996
     (Amounts rounded to nearest $000's)

     The Partnership generated net income of $255,000 for the nine months ended September 30, 1997 as compared to net income of $169,000 for the same nine month period in 1996. The $86,000 increase in net income resulted primarily from a $103,000 increase in total income which was partially offset by a $17,000 increase in total expenses.

     Total income for the nine months ended September 30, 1997 was $1,794,000 as compared to $1,691,000 for the same nine month period in 1996, an increase of $103,000. The $103,000 increase resulted primarily from an increase in rental income at Shoppes due to increased rental rates.

     For the nine months ended September 30, 1997 total expenses were $1,539,000 as compared to $1,522,000 for the same nine month period in 1996, an increase of $17,000. The increase of $17,000 was due primarily to a increase in general and administrative expenses in 1997, which is a result of increased insurance expense at Shoppes. The increase in general and administrative expenses was partially offset by a decrease in operating expenses. The decrease relates to non-recurring irrigation work done at Shoppes last year.

Results of Operations - three months ended September 30, 1997 and
1996
  (Amounts rounded to nearest $000's)

     The Partnership generated net income of $86,000 for the three months ended September 30, 1997 as compared to net income of $110,000 for the same three month period in 1996. The $24,000 decrease in net income resulted primarily from a $22,000 decrease in total income and a $3,000 increase in total expenses.

     Total income for the three months ended September 30, 1997 was $577,000 as compared to $599,000 for the same three month period in 1996, a decrease of $22,000. The $22,000 variance resulted primarily from a decrease in rental income at Shoppes due to a adjustment made in the third quarter for increased percentage rent which was expected to be earned in 1996.

     For the three months ended September 30, 1997 total expenses were $491,000 as compared to $488,000 for the same three month period in 1996, a increase of $3,000. The increase of $3,000 was due primarily to a increase in general and administrative expenses in 1997, which is a result of increased insurance expense at Shoppes.
















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


                    DATE:  November 14, 1997


                    BY:    /s/ B. Allen Aynessazian
                           B. Allen Aynessazian
                           Chief Financial Officer and
                           Treasurer


                    DATE:  November 14, 1997