Form 10KSB
period 1997-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1998-04-01
CIK 793066

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1997

                                or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the transition period from               to

   Commission File Number               0-16857

             Brauvin Income Properties  L.P. 6
       (Name of small business issuer in its charter)

              Delaware                        36-1276801
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)

   30 North LaSalle Street, Chicago, Illinois         60602
    (Address of principal executive offices)       (Zip Code)

                        (312) 759-7660
                   (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $2,402,000.

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

                  BRAUVIN INCOME PROPERTIES L.P. 6
                  1997 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                                      Page
Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .3

Item 2.  Description of Properties . . . . . . . . . . . . . . . . . . .5

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 10

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                             PART II
Item 5.  Market for the Issuer's Limited Partnership
         Interests and Related Security Holder Matters . . . . . . . . 11

Item 6.  Management's Discussion and Analysis or Plan
         of Operation. . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 7.  Consolidated Financial Statements and
         Supplementary Data. . . . . . . . . . . . . . . . . . . . . . 17

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . 17

                             PART III
Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; in compliance with Section
         16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . 18

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . 20

Item 11. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 21

Item 12. Certain Relationships and Related Transactions. . . . . . . . 21

Item 13. Exhibits, Consolidated Financial Statements and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 23

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

  As of December 31, 1997, the Partnership had acquired three rental properties. The Partnership had acquired a 46% interest in a joint venture (the "Joint Venture") which acquired an additional rental property. This property was sold in a sheriff's sale on May 15, 1995, and the Joint Venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.
  The Partnership has no employees.

Market Conditions/Competition

  The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the local economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.

   The Partnership strives to maximize occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Expectations are that due to a stable local economic environment, rental rates will remain flat or increase slightly at the Partnership's properties. The average rental rates for tenants at the Shoppes on the Parkway shopping center in Hilton Head, South Carolina have increased from approximately $13.00 per square foot in 1993 to approximately $14.36 per square foot in 1997. The average rental rates for tenants at the Delchamps Plaza North shopping center in Tuscaloosa, Alabama have decreased from approximately $8.36 per square foot in 1993 to approximately $7.84 per square foot in 1997.

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

Item 2. Description of Properties.

  The following is a discussion of the rental properties owned and operated by the Partnership during 1997. For the purpose of the information disclosed in this section, the following terms are defined as follows:

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

  During the year ended December 31, 1997, the Partnership owned the properties described below:

(a) Delchamps Plaza North Shopping Center ("Delchamps")

  On November 12, 1987, the Partnership acquired Delchamps located in Tuscaloosa, Alabama, for approximately $4,058,000. The purchase was funded with approximately $715,000 in cash at closing and by assuming an existing first mortgage loan from Lincoln National Life Insurance Company. The mortgage had an original principal balance of $3,375,000 and a balance of $3,343,000 in November 1987. The loan bore interest at a rate of 9.375% per annum and matured on December 1, 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, were used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company. The outstanding mortgage balance encumbered by this property was $2,900,350 at December 31, 1997.

  Delchamps is a community shopping center constructed in 1986 with approximately 59,400 rentable square feet on a seven acre site. Delchamps is anchored by a regional grocer named Delchamps and Harco Drug, a Tuscaloosa based drug store chain. Delchamps has eight stores and was 100% occupied at December 31, 1997.

  The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                    1997            1996

Occupancy Rate                       100%            98%

Average Annual Base
 Rent Per Square Foot               $7.84          $7.80

  Delchamps has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1997:

                                      Annual     Lease
                      Square           Base   Expiration   Renewal   Nature of
Tenant                 Feet            Rent       Date     Options   Business
Delchamps             42,057         $315,427    1/2007 4/5 years ea. Grocery
                                                                       Store
Harco Drugs            9,800           73,500    1/2002 4/5 years ea.   Drug
                                                                       Store
Others                 7,532           72,164  Various     Various
                      59,389         $461,091

(b) Shoppes on the Parkway ("Shoppes")

  On March 31, 1988, the Partnership purchased Shoppes, a shopping center located in Hilton Head, South Carolina, for approximately $7,360,000. The purchase was funded with approximately $2,394,000 cash paid at closing and an existing first mortgage loan from the Crown Life Insurance Company (the "Lender") with a balance of approximately $4,966,000. The loan bore interest at a rate of 10.25% per annum and matured on December 1, 1994. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until April 1, 1995. On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, was used to retire the existing mortgage secured by Shoppes. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners. The outstanding mortgage balance encumbered by this property was $5,926,327 at December 31, 1997.

  Shoppes is a factory outlet retail center constructed in 1986 with approximately 86,900 rentable square feet situated on a 9.43 acre site. Shoppes was 95% occupied at December 31, 1997. To retain tenants and to attract customers to the Shoppes the Partnership has completed various improvements to the property in 1997. These improvements included landscaping, benches, canopies, exterior painting and refurbished restrooms.

  The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                 1997     1996

Occupancy Rate                     95%    97%
Average Annual Base
Rent Per Square Foot           $14.36   $15.01

  Shoppes has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1997:

                            Annual     Lease
                 Square      Base    Expiration  Renewal
Tenant           Feet        Rent       Date     Options
All Tenants     82,736   $1,200,816              Various        Various
Vacant           4,130           --
                86,866   $1,200,816

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

  The Ponderosa has been occupied since its purchase and the average annual base rent per square foot at December 31 for the last two years are as follows:

                                 1997            1996
Average Annual Base Rent
 Per Square Foot                $24.00         $23.64

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1997, there were 610 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  Cash distributions from operations to Limited Partners for 1997 and 1996 were $513,471, and $373,062, respectively. As a result of the refinancing of the Shoppes mortgage, a distribution of $999,919 representing a return of capital was made to the Limited Partners on August 15, 1995.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

  Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Description of Business". Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Year 2000

  In 1997, the Partnership initiated the conversion from its existing accounting software to a program that is year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred, and are not material.

  Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own year 2000 issue. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the properties. Long-term needs are expected to be satisfied through mortgage refinancing. See Item 2 for a description of the mortgage modifications affected to date.

  On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,000 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire an existing mortgage secured by Shoppes from Crown Life Insurance Company. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

  The Partnership was required to make a balloon mortgage payment for Delchamps in December 1996 in the amount of $2,823,000. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000 were used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company.

  The Partnership has paid annual cash distributions to Limited
Partners since 1986, as many of the Partnership's properties have been operating in strong retail markets.

  Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

Distribution
    Date                1998     1997     1996

February 15            $16.49   $15.39   $12.65
May 15                           16.14    13.06
August 15                        16.31    10.88
November 15                      17.63    11.00


  A distribution of Operating Cash Flow for the fourth quarter of 1997 was made to the Limited Partners on February 15, 1998 in the amount of $129,354. The Preferential Distribution Deficiency equaled $3,909,919 after this last distribution, a $186,560 increase over 1996.

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

Results of Operations

  The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions. These market conditions, all beyond the control of the Partnership and its General Partners, have affected the real estate industry since the late 1980's and have combined to cause severe economic hardships for real estate owners. Some of the specific market conditions are as follows:

  * The savings and loan crisis resulted in the creation of the Resolution Trust Corp. (RTC). The RTC sponsored auctions where large blocks of properties were sold at distressed prices. The low price paid by the new owners enabled them to reduce asking rental rates resulting in significantly lower market rents for all competing properties.

  * The emergence of "Category Killer" retailers who occupied large "Box" spaces in new developments known as "Power Centers" attracted tenants from the smaller and more traditional "Community Centers" resulting in increased vacancies and downward pressure on market rental rates.

  * The continuing softness in retail sales has resulted in store closings. This has in turn resulted in increased vacancies and an overall softness in demand for retail space which results in downward pressure on market rents.

  These conditions have generally adversely impacted the Partnership's property economics. The specific impact of these economic conditions on 1997 and 1996 results are discussed in the section "Results of Operations - 1997 Compared to 1996", below.


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

  An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners' opinion, comparable to fees that would be paid to independent third parties.

Results of Operations 1997 Compared to 1996
  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $391,000 for the year ended December 31, 1997 as compared to net income of $245,000 for the same period in 1996. The $146,000 increase in net income resulted primarily from a $138,000 increase in total income.

  Total income for the year ended December 31, 1997 was $2,402,000 as compared to $2,264,000 for the same period in 1996, and increase of $138,000. The $138,000 increase resulted primarily from an increase in rental income at Shoppes due to increased rental rates.

  For the year ended December 31, 1997 total expenses were $2,011,000 as compared to $2,019,000 for the same period in 1996, a decrease of $8,000. The decrease of $8,000 was due primarily to a decrease in operating expenses in 1997, which relates to non-recurring irrigation work done at Shoppes in 1996. The decrease in operating expenses was offset by an increase in general and administrative expense, which is a result of increased insurance expense at Shoppes.

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

  Total expenses incurred in 1996 were $2,019,000 compared to $2,269,000 in 1995 a decrease of $250,000. This decrease was caused primarily by a $172,000 decrease in administrative expenses primarily associated with the foreclosure of the Joint Venture Property. Interest expense was lower by $59,000. This decrease was caused primarily by the interest expense at Shoppes decreasing in comparison to 1995 when default interest was paid before the refinancing on April 5, 1995. Repairs and maintenance expenses decreased $73,000 when comparing 1996 to 1995. In 1995 there were various outdoor repairs at Shoppes and Del Champs which were not necessary in 1996.

Item 7. Consolidated Financial Statements and Supplementary Data.

  See Index to Consolidated Financial Statements on Page F-1 of this Form 10-KSB for consolidated financial statements where applicable.

  The financial information required in Item 310(b) of Regulation
S-B is not applicable.

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

  On December 6, 1996, the Partnership dismissed Ernst & Young LLP as its independent accountant. Ernst & Young LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change the Partnership's accountant was made at the recommendation of the General Partners to reduce the costs associated with the audit. In the Partnership's fiscal years ended 1994 and 1995 and the subsequent interim period preceding the dismissal there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which would have caused Ernst & Young LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a) (1) (iv) (B) of Regulation S-B.

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

                        PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16 (a) of the Exchange
         Act.

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

  Mr. Jerome J. Brault . . . . . . . . . . . . .Chairman of the Board of
                                       Directors, Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. B. Allen Aynessazian . . . . . . . . . . . . . Treasurer and Chief
                                                       Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 64) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 37) is a executive vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. B. ALLEN AYNESSAZIAN (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs, including Brauvin Net Lease V, Inc. He is also responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

Item 10.    Executive Compensation.

  (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or other affiliates as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Partnership Agreement entitled "Distribution of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-10 to A-15 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item
9. Reference is also made to Notes 2 and 4 of the Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners received a share of Partnership income for 1997 and 1996.

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

  (b)    The officers and directors of the Corporate General
         Partner do not, individually or as a group, own any Units.

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

Item 12. Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described in the sections of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-17 to A-20 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 9. Cezar M. Froelich resigned as an individual general partner of the Partnership effective 90 days after August 14, 1997 but remains a shareholder of the Corporate General Partner. He is a principal of the law firm of Shefsky & Froelich Ltd., which acted as securities and real estate counsel to the Partnership. Reference is made to
Note 4 of the Notes to Consolidated Financial Statements filed with this annual report for a summary of transactions with affiliates.

  As a precondition to the new financing on Shoppes, the lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

  As a precondition to the new financing on Delchamps, the lender required that ownership of the property reside in a SPE. To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Delchamps L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Delchamps L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Delchamps L.P. did not affect the Partnership's economic ownership of the Delchamps property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

  (c)    No management persons are indebted to the Partnership.

  (d)    There have been no transactions with promoters.

Item 13. Exhibits, Consolidated Financial Statements, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    (1) (2)    Consolidated Financial Statements (See Index to
               Consolidated Financial Statements filed with this annual report).

    (3)        Exhibits required by the Securities and Exchange
               Commission Regulation S-B Item 601:

               Exhibit No.      Description
                  *3.(a)        Limited Partnership Agreement
                  *3.(b)        Articles of Incorporation of
                                Brauvin 6, Inc.
                  *3.(c)        By-Laws of Brauvin 6, Inc.
                  *3.(d)        Certificate of Limited
                                Partnership of the Partnership
                  *10.(a)       Escrow Agreement
                  *10.(b)(1)    Management Agreement
                   21.          Subsidiaries of the registrant
                   27.          Financial Data Schedule
                  *28           Pages 9-14 and A-15 to A-18 of
                                the Partnership's Prospectus and
                                the Agreement dated May 30, 1986,
                                as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 0-16857) on Form
S-11 filed under the Securities Act of 1933:

(b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

(c)    Form 8-K.
       None.

(d) An annual report for the fiscal year 1997 will be sent to the Limited Partners subsequent to this filing.

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

                      BY: Brauvin 6, Inc.
                          Corporate General Partner

                          By:  /s/ Jerome J. Brault
                               Jerome J. Brault
                               Chairman of the Board of
                               Directors and President

                          By:  /s/ James L. Brault
                               James L. Brault
                               Vice President and Secretary

                          By:  /s/ B. Allen Aynessazian
                               B. Allen Aynessazian
                               Chief Financial Officer and
                               Treasurer

                      INDIVIDUAL GENERAL PARTNER

                               /s/ Jerome J. Brault
                               Jerome J. Brault


Dated: March 31, 1998

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Page

Independent Auditors' Report. . . . . . . . . . . . . . . F-2

Consolidated Balance Sheet, December 31, 1997 . . . . . . F-3

Consolidated Statements of Operations, for the years
ended December 31, 1997 and 1996  . . . . . . . . . . . . F-4

Consolidated Statements of Partners' Capital, for the
years ended December 31, 1997 and 1996  . . . . . . . . . F-5

Consolidated Statements of Cash Flows, for the years
ended December 31, 1997 and 1996  . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements. . . . . . . . F-7

All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable or immaterial.

                        INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying consolidated balance sheet of Brauvin Income Properties L.P. 6 and subsidiaries (a limited partnership) as of December 31, 1997, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Properties L.P. 6 and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 7, 1998

                Brauvin Income Properties L.P. 6
                (a Delaware limited partnership)

                  CONSOLIDATED BALANCE SHEET

                                              December 31,
                                                  1997
ASSETS
Investment in real estate:
  Land                                         $ 2,756,651
  Buildings and improvements                    10,706,672
                                                13,463,323
  Less accumulated depreciation                 (3,446,086)
Net investment in real estate                   10,017,237

Cash and cash equivalents                          749,946
Rent receivable (net of
  allowances of $23,712)                           292,751
Escrow and other deposits                          537,782
Other assets                                       162,506

    Total Assets                               $11,760,222

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                 $8,826,677
Accounts payable and accrued
  expenses                                         224,646
Due to affiliate                                    11,464
Tenant security deposits                            13,549
    Total Liabilities                            9,076,336

PARTNERS' CAPITAL:

General Partners                                    13,716
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                        2,670,170
    Total Partners' Capital                      2,683,886

    Total Liabilities and
     Partners' Capital                         $11,760,222

   See accompanying notes to consolidated financial statements

                Brauvin Income Properties L.P. 6
                (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended December 31,

                                                1997            1996
INCOME
Rental (Note 5)                              $1,924,981     $1,845,313
Interest                                         47,312         35,877
Other, primarily
  expense reimbursements                        429,707        383,271
     Total income                             2,402,000      2,264,461

EXPENSES
Interest                                        874,110         866,458
Depreciation                                    370,295         375,982
Real estate taxes                               131,087         130,628
Repairs and maintenance                          31,194          27,246
Management fees                                 148,593         146,370
Other property operating                        169,220         201,447
General and administrative                      286,098         271,045
     Total expenses                           2,010,597       2,019,176
Net income                                   $  391,403      $  245,285
Net income allocated to the
  General Partners                           $    3,914      $    2,453
Net income  allocated to the
  Limited Partners                           $  387,489      $  242,832
Net income per
 limited partnership
 interest (7,842.5 units)                    $    49.41      $    30.96




   See accompanying notes to consolidated financial statements

                Brauvin Income Properties L.P. 6
                (a Delaware limited partnership)

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            Years ended December 31, 1997 and 1996

                                        General     Limited
                                        Partners  Partners*      Total

Balance, January 1, 1996                $ 7,349  $2,926,382  $2,933,731

  Net income                              2,453     242,832     245,285
  Cash distributions                         --    (373,062)   (373,062)

Balance, December 31, 1996                9,802   2,796,152   2,805,954

  Net income                              3,914     387,489     391,403
  Cash distributions                         --    (513,471)   (513,471)

Balance, December 31, 1997             $ 13,716  $2,670,170  $2,683,886

* Cash distributions to Limited Partners per unit were $65.47 and $47.57 for the years ended December 31, 1997 and 1996, respectively.

   See accompanying notes to consolidated financial statements

                Brauvin Income Properties L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31,

                                            1997       1996
Cash Flows From Operating Activities:
Net income                                $391,403  $  245,285
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation                               370,295     375,982
Provision for doubtful accounts               (105)     24,599
(Increase) decrease in rent receivable     (22,836)     12,428
Increase in escrow and other deposits     (104,523)    (12,163)
Decrease (increase) in due
  from affiliates                            --            730
Decrease (increase) in other assets         71,690     (23,383)
Decrease in accounts
  payable and accrued expenses             (19,268)     (26,116)
Increase in due to affiliate                10,388          --
Increase (decrease) in
  security deposits                          8,766        (800)
Net cash provided by operating
  activities                               705,810      596,562
Cash Flows From Investing Activities:
Capital expenditures                       (38,845)    (14,027)
Cash used in investing activities          (38,845)    (14,027)
Cash Flows From Financing Activities:
Repayment of mortgage notes payable     (2,913,092)   (147,865)
Proceeds from refinancing                2,925,000          --
Payment of loan fees                       (38,543)         --
Cash distributions to Limited
  Partners                               (513,471)    (373,062)
Net cash used in financing activities     (540,106)   (520,927)
Net increase in cash and cash
  equivalents                              126,859       61,608
Cash and cash equivalents at
  beginning of year                        623,087      561,479

Cash and cash equivalents at end
  of year                               $  749,946    $ 623,087
Supplemental disclosure of cash
 flow information:
   Cash paid for mortgage interest      $  836,624    $ 845,063
   See accompanying notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the years ended December 31, 1997 and 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Brauvin Income Properties L.P. 6 (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of commercial properties consisting principally of existing shopping centers and, to a lesser extent, office and industrial buildings. The General Partners of the Partnership are Brauvin 6, Inc. and Jerome J. Brault. On August 8, 1997, Mr. Cezar M. Froelich resigned as a Individual General Partner effective 90 days from August 14, 1997. Brauvin 6, Inc. is owned by the A.G.E. Realty Corporation Inc.(50%) and by Messrs. Jerome J. Brault (beneficially) (25%) and Froelich (25%). A.G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Management's Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Method

     The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

     Rental Income

     Rental income is recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable.

     Federal Income Taxes

     Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the consolidated financial statements.

     Consolidation of Special Purpose Entities

     The Partnership has two special purpose entities ("SPE"), Brauvin/Shoppes on the Parkway L.P. and Brauvin/Delchamps L.P., which are each owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions from each of the SPE's are subordinated to the Partnership which effectively precludes any distributions from an SPE to affiliates of the General Partners. The creation of each SPE did not affect the Partnership's economic ownership of the properties. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1997 and 1996. Accordingly, no impairment loss has been recorded in the accompanying consolidated financial statements for the years ended December 31, 1997 and 1996.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

     Estimated Fair Value of Financial Instruments

     Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable escrow and other deposits; accounts payable and accrued expenses and due to affiliate. The mortgage notes payable at December 31, 1997 have a fair value of approximately $8,631,300 based upon current interest rates offered for debt of similar instruments in the market.

     Reclassifications

     Certain reclassifications have been made to the 1996 consolidated financial statements to conform to classifications adopted in 1997.

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

     A cash distribution for the fourth quarter of 1997 was made to the Limited Partners on February 15, 1998 in the amount of $129,354. The Preferential Distribution Deficiency equaled
$3,909,919 after this last distribution.

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1997, consisted of the following:
                                                  Interest     Date
                                       1997        Rate         Due
Shoppes on the Parkway(a)          $5,926,327      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)           2,900,350      9.03%      2/01/02
                                   $8,826,677

  The net carrying value of the Delchamps property and the Shoppes property approximated $3,116,300 and $5,955,800, respectively, at December 31, 1997. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

  Maturities of the mortgages payable are as follows:

            1998                   $  110,587
            1999                      121,490
            2000                      132,707
            2001                      146,554
            2002                    8,315,339
                                   $8,826,677

  (a) On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. (the "Successor Lender"). The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire the existing mortgage secured by Shoppes from Crown Life Insurance Company. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

     As a precondition to the new financing, the Successor Lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to a cumulative return to the Partnership. This subordination will effectively preclude any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

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

     As a precondition to the new financing on Delchamps, the lender required that ownership of the property reside in a SPE. To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Delchamps L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Delchamps L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Delchamps L.P. did not affect the Partnership's economic ownership of the Delchamps property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the years ended December 31, 1997, and 1996 were as follows:

                                           1997             1996
Management fees                         $137,811          $146,370
Reimbursable office expenses             159,282            78,551
Legal fees                                   499               679

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $682 for legal services and $10,782 for management fees, as of December 31, 1997. The Partnership had made all payments to affiliates, except $1,076 for legal services, as of December 31, 1996.

(5)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

                       1998                   $1,751,879
                       1999                    1,652,605
                       2000                    1,316,977
                       2001                    1,046,633
                       2002                      686,824
                    Thereafter                 1,410,362
                       Total                  $7,865,280

     Contingent rental income approximated $130,000 and $112,000 in 1997 and 1996, respectively.

     Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from the anchor tenant of Delchamps approximates 16% and 18% of rental income for the Partnership for the years ended December 31, 1997 and 1996, respectively. Rental income received from Ponderosa approximates 7.1% and 7.3% of rental income for the Partnership for the years ended December 31, 1997 and 1996, respectively.

                                EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

Exhibit (27)           Financial Data Schedule

                                Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin/Shoppes on the Parkway L.P.               Delaware

Brauvin/Delchamps L.P.                            Delaware