Form 10QSB
period 1998-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1998-05-15
CIK 793066

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the three months ended     March 31, 1998

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


         Balance Sheet at March 31, 1998 . . . . . . . . . . . . . . . .4


         Statements of Operations for the
         three months ended March 31, 1998 and 1997. . . . . . . . . . .5


         Statements of Cash Flows for the
         three months ended March 31, 1998 and 1997. . . . . . . . . . .6


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

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 17

Item 6.  Exhibits, and Reports on Form 8-K . . . . . . . . . . . . . . 17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  The following Balance Sheet as of March 31, 1998, Statements of Operations for the three months ended March 31, 1998 and 1997 and Statements of Cash Flows for the three months ended March 31, 1998 and 1997 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                         BALANCE SHEET
                          (Unaudited)

                                                    March 31,
                                                      1998
ASSETS
Investment in real estate:
  Land                                           $ 2,756,651
  Buildings and improvements                      10,709,125
                                                  13,465,776
          Less accumulated depreciation           (3,537,151)
Net investment in real estate                      9,928,625

Cash and cash equivalents                            820,795
Rent receivable (net of
  allowances of $22,024)                             317,353
Escrow and other deposits                            441,983
Other assets                                         152,789

       Total Assets                              $11,661,545

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                  $ 8,799,103
Accounts payable and accrued
  expenses                                           181,242
Tenant security deposits                              13,549
Due to affiliates                                     14,294
       Total Liabilities                           9,008,188

PARTNERS' CAPITAL:

General Partners                                      14,705
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                          2,638,652
       Total Partners' Capital                     2,653,357

       Total Liabilities and
        Partners' Capital                        $11,661,545

          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                     STATEMENTS OF OPERATIONS
              For the three months ended March 31,
                          (Unaudited)

                                                  1998           1997
INCOME
Rental                                         $514,922       $473,289
Interest                                          9,317          9,559
Other, primarily tenant
  expense reimbursements                        104,168         96,709
     Total income                               628,407        579,557

EXPENSES
Interest                                        216,487        218,141
Depreciation                                     91,065         93,711
Real estate taxes                                32,772         33,459
Repairs and maintenance                           6,269          8,755
Management fees (Note 4)                         39,169         43,457
Other property operating                         51,994         42,688
General and administrative                       91,713         71,647
     Total expenses                             529,469        511,858
Net income                                     $ 98,938       $ 67,699

Net income allocated to the
  General Partners                             $    989       $    677
Net income allocated to the
  Limited Partners                             $ 97,949       $ 67,022
Net income per limited partnership
 interest (7,842.5 units)                      $  12.49       $   8.55





          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                    STATEMENTS OF CASH FLOWS
              For the three months ended March 31,
                          (Unaudited)

                                                     1998        1997
Cash Flows From Operating Activities:
Net income                                        $ 98,938    $ 67,699
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation                                        91,065      93,711
Provision for doubtful accounts                     23,318      (2,010)
Change in rent receivable                          (47,920)     70,039
Change in escrow and other deposits                 95,799      29,337
Change in other assets                               9,717      22,222
Change in accounts payable
  and accrued expenses                             (43,404)    (53,541)
Change in due to affiliates                          2,830      19,040
Change in security deposits                             --       2,071
Net cash provided by operating
  activities                                       230,343     248,568
Cash Flows From Investing Activities:
Capital expenditures                                (2,453)         --
Cash used in investing activities                   (2,453)         --
Cash Flows From Financing Activities:
Repayment of mortgage notes payable                (27,574)  2,837,617)
Proceeds from refinancing                               --   2,925,000
Loan fees                                               --     (38,543)
Cash distributions to Limited
  Partners                                        (129,467)   (120,728)
Net cash used in financing activities             (157,041)    (71,888)
Net increase in cash and cash
  equivalents                                       70,849     176,680
Cash and cash equivalents at
  beginning of period                              749,946     623,087
Cash and cash equivalents at end
  of period                                       $820,795  $  799,767
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                          $206,769  $  209,071

         See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying consolidated financial statements for the three months ended March 31, 1998 and year ended December 31, 1997.

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

     The fair value estimates presented herein are based on information available to management as of March 31, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable escrow and other deposits; accounts payable and accrued expenses;
and due to affiliate.

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

     A cash distribution for the first quarter of 1998 was made to the Limited Partners on May 15, 1998 in the amount of $134,976. The
Preferential Distribution Deficiency equaled $3,904,297 after this last distribution.

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at March 31, 1998, consisted of the following:
                                                   Interest     Date
                                    1998              Rate       Due
Shoppes on the Parkway(a)          $5,907,143      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)           2,891,960      9.03%      2/01/02
                                   $8,799,103

  The net carrying value of Delchamps and Shoppes approximated
$3,089,700 and $5,900,400, respectively, at March 31, 1998.
Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

  Maturities of the mortgages payable are as follows:

            1998                   $   83,013
            1999                      121,490
            2000                      132,707
            2001                      146,554
            2002                    8,315,339
                                   $8,799,103

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

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 1998 and 1997 were as follows:

                                           1998                 1997
Management fees                          $39,169              $25,295
Reimbursable office expenses              38,625               26,078
Legal fees                                    --                  198

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $14,294 for management fees, as of March 31, 1998.

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


  A distribution of Operating Cash Flow for the first quarter of 1998 was made to the Limited Partners on May 15, 1998 in the amount of $134,976. The Preferential Distribution Deficiency equaled $3,904,297 after this last distribution, a $39,963 increase over 1997.

  The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement, as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations

  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $99,000 for the three months ended March 31, 1998 as compared to net income of $68,000 for the same three month period in 1997. The $31,000 increase in net income resulted primarily from a $48,000 increase in total income which was partially offset by a $17,000 increase in total expenses.

  Total income for the three months ended March 31, 1998 was $628,000 as compared to $580,000 for the same three month period in 1997, an increase of $48,000. The $48,000 increase resulted primarily from an increase in rental income at Shoppes due to increased rental rates.

  For the three months ended March 31, 1998 total expenses were $529,000 as compared to $512,000 for the same three month period in 1997, an increase of $17,000. The increase of $17,000 is due primarily to a increase in general and administrative expenses primarily associated with a $20,000 increase in bad debt expenses at Shoppes in 1998 when compared to 1997.

  PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

         None.

ITEM 2.  Changes in Securities.

         None.

ITEM 3.  Defaults Upon Senior Securities.

         None.

ITEM 4.  Submission of Matters To a Vote of Security
         Holders.

         None.

ITEM 5.  Other Information.

  On May 15, 1998, B. Allen Aynessazian resigned as Chief Financial Officer from the Corporate General Partner. Mr. Aynessazian is returning to Giordano's Enterprises, a privately held restaurant concern where he worked from 1989 until 1996, prior to joining the Brauvin organization.

  Mr. Aynessazian is being succeeded by Mr. Thomas E. Murphy, age
31. Mr. Murphy will be the Partnership's Principal Accounting Officer. He is responsible for the daily operations of Partnership accounting and financial reporting to regulatory agencies. Mr. Murphy received a B.S. degree from Northern Illinois University in 1988. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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


                    DATE:  May 15, 1998


                    BY:    /s/ B. Allen Aynessazian
                           B. Allen Aynessazian
                           Chief Financial Officer and
                           Treasurer


                    DATE:  May 15, 1998