Form 10QSB
period 1998-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1998-08-14
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                For the six months ended     June 30, 1998

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


         Balance Sheet at June 30, 1998. . . . . . . . . . . . . . . . .4


         Statements of Operations for the
         six months ended June 30, 1998 and 1997 . . . . . . . . . . . .5

         Statements of Operations for the
         three months ended June 30, 1998 and 1997 . . . . . . . . . . .6


         Statements of Cash Flows for the
         six months ended June 30, 1998 and 1997 . . . . . . . . . . . .7

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

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 20

Item 6.  Exhibits, and Reports on Form 8-K . . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  The following Balance Sheet as of June 30, 1998, Statements of Operations for the six months ended June 30, 1998 and 1997, Statements of Operations for the three months ended June 30, 1998 and 1997, and Statements of Cash Flows for the six months ended June 30, 1998 and 1997 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                         BALANCE SHEET
                          (Unaudited)

                                                June 30,
                                                  1998
ASSETS
Investment in real estate:
  Land                                        $  2,756,651
  Buildings and improvements                    10,736,901
                                                13,493,552
Less accumulated depreciation                   (3,628,990)
Net investment in real estate                    9,864,562

Cash and cash equivalents                          780,480
Rent receivable (net of
  allowances of $35,906)                           382,969
Escrow and other deposits                          503,169
Other assets                                       177,813

       Total Assets                            $11,708,993

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                $ 8,772,320
Accounts payable and accrued
  expenses                                         227,730
Tenant security deposits                            13,549
Due to affiliates                                   12,354
       Total Liabilities                         9,025,953

PARTNERS' CAPITAL:

General Partners                                    16,448
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                        2,666,592
       Total Partners' Capital                   2,683,040
       Total Liabilities and
        Partners' Capital                      $11,708,993

          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                     STATEMENTS OF OPERATIONS
                For the six months ended June 30,
                          (Unaudited)

                                            1998           1997
INCOME
Rental                                   $1,021,583       $957,544
Interest                                     26,839         21,890
Other, primarily tenant
  expense reimbursements                    222,660        237,761
     Total income                         1,271,082      1,217,195

EXPENSES
Interest                                    432,919        437,092
Depreciation                                182,904        186,034
Real estate taxes                            65,544         65,922
Repairs and maintenance                      11,881         14,626
Management fees (Note 4)                     75,108         82,260
Other property operating                     91,949         86,844
General and administrative                  137,583        175,451
     Total expenses                         997,888      1,048,229
Net income                                $ 273,194     $  168,966

Net income allocated to the
  General Partners                        $   2,732     $    1,690
Net income allocated to the
  Limited Partners                        $ 270,462     $  167,276
Net income per limited partnership
 interest (7,842.5 units)                 $   34.49     $    21.33



        See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
               For the three months ended June 30,
                          (Unaudited)

                                            1998           1997
INCOME
Rental                                    $506,661       $484,255
Interest                                    17,522         12,331
Other, primarily tenant
  expense reimbursements                   118,492        141,052
     Total income                          642,675        637,638

EXPENSES
Interest                                   216,432        218,951
Depreciation                                91,839         92,323
Real estate taxes                           32,772         32,463
Repairs and maintenance                      5,612          5,871
Management fees (Note 4)                    35,939         38,803
Other property operating                    39,955         44,156
General and administrative                  45,870        103,804
     Total expenses                        468,419        536,371
Net income                                $174,256       $101,267

Net income allocated to the
  General Partners                        $  1,743       $  1,013
Net income allocated to the
  Limited Partners                        $172,513       $100,254
Net income per limited partnership
 interest (7,842.5 units)                 $  22.00       $  12.78



          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                    STATEMENTS OF CASH FLOWS
                For the six months ended June 30,
                          (Unaudited)

                                                   1998        1997
Cash Flows From Operating Activities:
Net income                                     $273,194      $168,966
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation                                    182,904       186,034
Provision for doubtful accounts                  12,194         1,740
Change in rent receivable                      (102,412)       87,574
Change in escrow and other deposits              34,613       (26,429)
Change in other assets                          (15,307)       27,555
Change in accounts payable
  and accrued expenses                            3,084       (10,081)
Change in due to affiliates                         890        12,298
Change in security deposits                          --         1,146
Net cash provided by operating
  activities                                    389,160       448,803
Cash Flows From Investing Activities:
Capital expenditures                            (30,229)       (1,530)
Cash used in investing activities               (30,229)       (1,530)
Cash Flows From Financing Activities:
Repayment of mortgage notes payable             (54,357)   (2,861,944)
Proceeds from refinancing                            --     2,925,000
Loan fees                                            --       (38,543)
Cash distributions to Limited
  Partners                                     (274,040)     (247,270)
Net cash used in financing activities          (328,397)     (222,757)
Net increase in cash and cash
  equivalents                                    30,534       224,516
Cash and cash equivalents at
  beginning of period                           749,946       623,087
Cash and cash equivalents at end
  of period                                   $ 780,480     $ 847,603
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                      $ 414,330     $ 419,087
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

     Consolidation of Special Purpose Entities

     The Partnership has two special purpose entities ("SPE"), Brauvin/Shoppes on the Parkway L.P. and Brauvin/Delchamps L.P., which are each owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions from each SPE are subordinated to the Partnership which effectively precludes any distributions from an SPE to affiliates of the General Partners. The creation of each SPE did not affect the Partnership's economic ownership of the properties. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the
Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying consolidated financial statements for the six months ended June 30, 1998 and year ended December 31, 1997.

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

     The fair value estimates presented herein are based on information available to management as of June 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     A cash distribution for the second quarter of 1998 was made to the Limited Partners on August 15, 1998 in the amount of $136,477. The Preferential Distribution Deficiency equaled $3,988,344 after this last distribution.

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at June 30, 1998, consisted of the
following:
                                               Interest     Date
                                     1998        Rate         Due
Shoppes on the Parkway(a)          $5,887,497      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)           2,884,823      9.03%      2/01/02
                                   $8,772,320

  The net carrying value of Delchamps and Shoppes approximated
$3,063,100 and $5,869,600, respectively, at June 30, 1998.
Delchamps and Shoppes serve as collateral under its respective nonrecourse debt obligation.

  Maturities of the mortgages payable are as follows:

            1998                   $   56,230
            1999                      121,490
            2000                      132,707
            2001                      146,554
            2002                    8,315,339
                                   $8,772,320

  (a) On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. (the "Successor Lender"). The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, was used to retire the existing mortgage secured by Shoppes from Crown Life Insurance Company. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

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

  (b) The Partnership was required to make a balloon mortgage payment for Delchamps in the amount of $2,823,249 in December 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000(the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, was used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company.

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



(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 1998 and 1997 were as follows:

                                           1998                 1997
Management fees                          $75,107              $70,643
Reimbursable office expenses              77,250               56,578
Legal fees                                    --                  499

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $12,354 for management fees, as of June 30, 1998.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

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

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the properties. Long-term needs are expected to be satisfied through mortgage refinancing.

  On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,000 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, was used to retire an existing mortgage secured by Shoppes from Crown Life Insurance Company. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

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

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

  Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

Distribution
    Date                1998     1997     1996

February 15            $16.49   $15.39   $12.65
May 15                  17.21    16.14    13.06
August 15               17.40    16.31    10.88
November 15                      17.63    11.00

  A distribution of Operating Cash Flow for the second quarter of 1998 was made to the Limited Partners on August 15, 1998 in the amount of $136,477. The Preferential Distribution Deficiency equaled $3,988,344 after this last distribution, a $78,425 increase over 1997.

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

Results of Operations - Six months ended June 30, 1998 and 1997
  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $273,000 for the six months ended June 30, 1998 as compared to net income of $169,000

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

for the same six month period in 1997. The $104,000 increase in net income resulted primarily from a $54,000 increase in total income and a $50,000 decrease in total expenses.

  Total income for the six months ended June 30, 1998 was $1,271,000 as compared to $1,217,000 for the same six month period in 1997, an increase of $54,000. The $54,000 increase resulted primarily from an increase in rental income at Shoppes due to increased percentage rental income.

  For the six months ended June 30, 1998 total expenses were $998,000 as compared to $1,048,000 for the same six month period in 1997, a decrease of $50,000. The decrease of $50,000 was due primarily to a decrease of $38,000 in general and administrative expenses and a decrease of $7,000 in management fees. The decrease of $38,000 in general and administrative expenses was associated primarily with a $23,000 decrease in insurance expense at Shoppes.

Results of Operations - Three months ended June 30, 1998 and 1997
  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $174,000 for the three months ended June 30, 1998 as compared to net income of $101,000 for the same three month period in 1997. The $73,000 increase in net income resulted primarily from a $5,000 increase in total income and a $68,000 decrease in total expenses.

  Total income for the three months ended June 30, 1998 was $643,000 as compared to $638,000 for the same three month period in 1997, an increase of $5,000. The $5,000 increase resulted primarily from an increase in interest income at Shoppes and Delchamps.

  For the three months ended June 30, 1998 total expenses were $468,000 as compared to $536,000 for the same three month period in 1997, a decrease of $68,000. The decrease of $68,000 was due to a decrease in general and administrative expenses in 1998, which was a result of decreased insurance and bad debt expenses at Shoppes.

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


                    BY:    Brauvin 6, Inc.
                           Corporate General Partner of
                           Brauvin Income Properties L.P. 6


                    BY:    /s/ Jerome J. Brault
                           Jerome J. Brault
                           Chairman of the Board of
                           Directors and President


                    DATE:  August 14, 1998


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  August 14, 1998