Form 10QSB
period 1998-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1998-11-17
CIK 793066

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

          For the nine months ended     September 30, 1998

                                or

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

                             INDEX

                             PART I


                                                                      Page

Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . . .3


         Consolidated Balance Sheet at September 30, 1998. . . . . . . .4


         Consolidated Statements of Operations for the
         nine months ended September 30, 1998 and 1997 . . . . . . . . .5

         Consolidated Statements of Operations for the
         three months ended September 30, 1998 and 1997. . . . . . . . .6


         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1997 . . . . . . . . .7

         Notes to Consolidated Financial Statements  . . . . . . . . . .8

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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of September 30, 1998, Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997, and Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                           September 30,
                                              1998
ASSETS
Investment in real estate:
  Land                                           $ 2,756,651
  Buildings and improvements                      10,736,901
                                                  13,493,552
  Less accumulated depreciation                   (3,717,951)
Net investment in real estate                      9,775,601

Cash and cash equivalents                            791,758
Rent receivable (net of
  allowances of $34,668)                             211,627
Escrow and other deposits                            560,207
Other assets                                         156,516

       Total Assets                              $11,495,709

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                   $8,744,892
Accounts payable and accrued
  expenses                                           274,675
Due to affiliates                                      9,469
Tenant security deposits                              13,549
       Total Liabilities                           9,042,585

PARTNERS' CAPITAL:

General Partners                                      15,512
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                          2,437,612
       Total Partners' Capital                     2,453,124
       Total Liabilities and
        Partners' Capital                        $11,495,709

   See accompanying notes to consolidated financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
             For the nine months ended September 30,
                          (Unaudited)

                                                  1998           1997
INCOME
Rental                                       $1,300,682     $1,433,433
Interest                                         40,062         34,843
Other, primarily tenant
  expense reimbursements                        330,201        325,935
     Total income                             1,670,945      1,794,211

EXPENSES
Interest                                        649,495        656,239
Depreciation                                    271,865        279,515
Real estate taxes                                98,316         99,381
Repairs and maintenance                          16,362         20,986
Management fees (Note 4)                        111,529        116,335
Other property operating                        143,274        132,791
General and administrative                      200,462        233,963
     Total expenses                           1,491,303      1,539,210
Net income                                   $  179,642      $ 255,001

Net income allocated to the
  General Partners                           $    1,796      $   2,550
Net income allocated to the
  Limited Partners                           $  177,846      $ 252,451
Net income per limited partnership
 interest (7,842.5 units)                    $    22.68      $   32.19



See accompanying notes to consolidated financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                          (Unaudited)

                                                  1998           1997
INCOME
Rental                                        $ 279,099       $475,889
Interest                                         13,223         12,953
Other, primarily tenant
  expense reimbursements                        107,541         88,174
     Total income                               399,863        577,016

EXPENSES
Interest                                        216,576        219,147
Depreciation                                     88,961         93,481
Real estate taxes                                32,772         33,459
Repairs and maintenance                           4,481          6,360
Management fees (Note 4)                         36,421         34,075
Other property operating                         51,325         45,947
General and administrative                       62,879         58,512
     Total expenses                             493,415        490,981
Net (loss)income                              $ (93,552)      $ 86,035

Net (loss)income allocated
  to the General Partners                     $    (936)      $    860
Net (loss) income allocated
  to the Limited Partners                     $ (92,616)      $ 85,175
Net (loss) income per limited
 partnership interest
 (7,842.5 units)                              $  (11.81)      $  10.86



   See accompanying notes to consolidated financial statements

                        BRAUVIN INCOME PROPERTIES L.P. 6
                        (a Delaware limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                 (Unaudited)

                                                     1998        1997
Cash Flows From Operating Activities:
Net income                                        $179,642    $255,001
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation                                       271,865     279,515
Provision for doubtful accounts                     10,956      (2,695)
Change in rent receivable                           70,168      39,876
Change in escrow and other deposits                (22,425)    (82,239)
Change in other assets                               5,990      48,484
Change in accounts payable
  and accrued expenses                              50,029      39,063
Change in due to affiliates                         (1,995)     11,622
Change in security deposits                             --       8,766
Net cash provided by operating
  activities                                       564,230     597,393
Cash Flows From Investing Activities:
Capital expenditures                               (30,229)    (34,826)
Cash used in investing activities                  (30,229)    (34,826)
Cash Flows From Financing Activities:
Repayment of mortgage notes payable                (81,785) (2,886,857)
Proceeds from refinancing                               --   2,925,000
Loan fees                                               --     (38,543)
Cash distributions to Limited
  Partners                                        (410,404)   (375,217)
Net cash used in financing activities             (492,189)   (375,617)
Net increase in cash and cash
  equivalents                                       41,812     186,950
Cash and cash equivalents at
  beginning of period                              749,946     623,087
Cash and cash equivalents at end
  of period                                       $791,758    $810,037
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                          $621,244    $628,517
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

  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying consolidated financial statements for the nine months ended September 30, 1998 and year ended December 31, 1997.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     A cash distribution for the third quarter of 1998 was made to the Limited Partners on November 15, 1998 in the amount of $137,976.
The Preferential Distribution Deficiency equaled $4,025,307 after this last distribution.

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at September 30, 1998, consisted of the following:
                                                  Interest     Date
                                     1998           Rate        Due
Shoppes on the Parkway(a)          $5,867,379      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)           2,877,513      9.03%      2/01/02
                                   $8,744,892

  The net carrying value of Delchamps and Shoppes approximated
$3,036,400 and $5,813,900, respectively, at September 30, 1998.
Delchamps and Shoppes serve as collateral under its respective nonrecourse debt obligation.

  Maturities of the mortgages payable are as follows:

            1998                   $   28,802
            1999                      121,490
            2000                      132,707
            2001                      146,554
            2002                    8,315,339
                                   $8,744,892

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

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 1998 and 1997 were as follows:

                                           1998                 1997
Management fees                         $111,529             $104,318
Reimbursable office expenses             115,875               69,066
Legal fees                                    --                  499

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $9,469 for management fees, as of September 30, 1998.

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

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

  Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

  Distribution
      Date              1998     1997

  February 15          $16.49   $15.39
  May 15                17.21    16.14
  August 15             17.40    16.31
  November 15           17.59    17.63

  A distribution of Operating Cash Flow for the third quarter of 1998 was made to the Limited Partners on November 15, 1998 in the amount of $137,976. The Preferential Distribution Deficiency equaled $4,025,307 after this last distribution, a $115,388 increase over 1997.

  On October 15, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 10% of the outstanding Limited Partnership interests of the Partnership (the "Units") was to commence with a tender price of $475 per Unit. The offer is being made, in part, by an entity that currently owns a nominal economic interest in the Partnership and is scheduled to terminate at midnight on November 13, 1998.

  On October 22, 1998, Limited Partners were mailed, without the consent or knowledge of the General Partners, an additional tender offer to purchase up to 4.9% of the outstanding Limited Partnership Units of the fund for $500 per Unit, less any transfer fees. This offer is being made by an entity that currently does not own any interests in the Partnership and is scheduled to expire on December 2,1998 at 5:00pm.

  At this time, the General Partners have not made a decision as to the particular merits or risks associated with either of the tender offers to the Limited Partners. However, the General Partners did notify the Limited Partners that they are exploring various alternatives to sell the Partnership's assets. In this

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

regard, the Partnership has engaged nationally known appraisal firms to value the Partnership's assets. Additionally, these firms will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets. The General Partners believe an informed determination of the true value of the Units can be made at that time. The value of the Units after the receipt of the appraisals may be more or less than the current tender offers.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

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

Results of Operations - Nine months ended September 30, 1998 and
1997
  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $180,000 for the nine months ended September 30, 1998 as compared to net income of $255,000 for the same nine month period in 1997. The $75,000 decrease in net income resulted primarily from a $123,000 decrease in total income and a $48,000 decrease in total expenses.

  Total income for the nine months ended September 30, 1998 was $1,671,000 as compared to $1,794,000 for the same nine month period

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

in 1997, a decrease of $123,000. The $123,000 decrease resulted primarily from a decrease in rental income at Shoppes due to decreased percentage rental income caused by lower sales of several tenants.

  For the nine months ended September 30, 1998 total expenses were $1,491,000 as compared to $1,539,000 for the same nine month period in 1997, a decrease of $48,000. The decrease of $48,000 was due primarily to a $37,000 decrease in insurance expense at Shoppes.

Results of Operations - Three months ended September 30, 1998 and
1997
  (Amounts rounded to nearest $000's)

  The Partnership generated net loss of $94,000 for the three months ended September 30, 1998 as compared to net income of $86,000 for the same three month period in 1997. The $180,000 decrease in net income resulted primarily from a $177,000 decrease in total income and a $2,000 increase in total expenses.

  Total income for the three months ended September 30, 1998 was $400,000 as compared to $577,000 for the same three month period in 1997, a decrease of $177,000. The $177,000 decrease resulted primarily from a decrease in rental income at Shoppes due to decreased percentage rental income caused by lower sales of several tenants.

  For the three months ended September 30, 1998 total expenses were $493,000 as compared to $491,000 for the same three month period in 1997, an increase of $2,000. The increase of $2,000 was due primarily to an increase in general and administrative expenses of $4,500 as a result of an increase in bad debt expense. Also contributing to the increase in expenses was an increase of $5,500 in other property operating expense related to the Shoppes property. Partially offsetting the increase in total expenses was a decrease in Shoppes insurance expense of $15,000 compared to the same three month period in 1997.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

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


                    DATE:  November 13, 1998


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer

                    DATE:  November 13, 1998