Form 10KSB
period 1998-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1999-03-31
CIK 793066

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $2,213,622.

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

                 BRAUVIN INCOME PROPERTIES L.P. 6
                  1998 FORM 10-KSB ANNUAL REPORT
                              INDEX

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

Item 12. Certain Relationships and Related Transactions. . . . . . . . 22

Item 13. Exhibits, Consolidated Financial Statements and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

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

  The General Partners originally intended to dispose of the Partnership's properties approximately six to nine years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they are exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged nationally known appraisal firms to value the Partnership's assets. Additionally, these firms will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

  The General Partners have determined to pursue disposition of the Partnership's assets, and expect to commence the registration and solicitation within a few weeks of the date of this Form 10-KSB for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. That solicitation will be accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of the Partnership Agreement.

  The restated limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2025, unless sooner terminated. The General Partners shall in no event dispose of the properties after that date.

  On October 15, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 10% of the outstanding limited partnership interests of the Partnership (the "Units") was to commence with a tender price of $475 per Unit. The offer was being made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to terminate on November 13, 1998. As a result of this proxy 115 economic interests in the Partnership were transferred.

  On October 22, 1998, Limited Partners were mailed, without the consent or knowledge of the General Partners, an additional tender offer to purchase up to 4.9% of the outstanding Limited Partnership Units of the fund for $500 per Unit, less any transfer fees. This offer was made by an entity that did not own any interests in the Partnership and was scheduled to expire on December 2, 1998. As a result of this proxy 382 economic interests in the Partnership were transferred.

  The General Partners remained neutral as to the particular merits or risks associated with either of the tender offers to the Limited Partners. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners stated that the value of the Units after the receipt of the appraisals may be more or less than the tender offers.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

  As of December 31, 1998, the Partnership had acquired three rental properties. The Partnership had acquired a 46% interest in a joint venture (the "Joint Venture") which acquired an additional rental property. This property was sold in a sheriff's sale on May 15, 1995, and the Joint Venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

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

  The Partnership strives to maximize occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Expectations are that due to a stable local economic environment, rental rates will remain flat or increase slightly at the Partnership's properties. The average spot rental rates for tenants at the Shoppes on the Parkway shopping center in Hilton Head, South Carolina have increased from approximately $13.00 per square foot in 1993 to approximately $15.45 per square foot in 1998. The average spot rental rates for tenants at the Delchamps Plaza North shopping center in Tuscaloosa, Alabama have increased from approximately $8.36 per square foot in 1993 to approximately $10.78 per square foot in 1998.

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

Item 2. Description of Properties.

  The following is a discussion of the rental properties owned and operated by the Partnership during 1998. For the purpose of the information disclosed in this section, the following terms are defined as follows:

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

  During the year ended December 31, 1998, the Partnership owned the properties described below:

(a) Delchamps Plaza North Shopping Center ("Delchamps")

  On November 12, 1987, the Partnership acquired Delchamps located in Tuscaloosa, Alabama, for approximately $4,058,000. The purchase was funded with approximately $715,000 in cash at closing and by assuming an existing first mortgage loan from Lincoln National Life Insurance Company. The mortgage had an original principal balance of $3,375,000 and a balance of $3,343,000 in November 1987. The loan bore interest at a rate of 9.375% per annum and matured on December 1, 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, was used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company. The outstanding mortgage balance encumbered by this property was $2,869,312 at December 31, 1998.

  Delchamps is a community shopping center constructed in 1986 with approximately 59,400 rentable square feet on a seven acre site. Delchamps is anchored by a regional grocer named Delchamps and Harco Drug, a Tuscaloosa based drug store chain. Delchamps has eight stores and was 100% occupied at December 31, 1998.

  The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                 1998            1997

Occupancy Rate                   100%           100%

Average Annual Base
 Rent Per Square Foot           $7.92          $7.84

  Delchamps has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1998:

                       Annual    Lease
           Square      Base   Expiration  Renewal           Nature of
Tenant      Feet       Rent      Date     Options           Business
Delchamps  42,057    $315,427    1/2007 4/5 years ea.        Grocery
                                                               Store
Harco Drugs 9,800      73,500    1/2002 4/5 years ea.           Drug
                                                               Store
Others      7,532      81,222   Various     Various
           59,389    $470,149

(b) Shoppes on the Parkway ("Shoppes")

  On March 31, 1988, the Partnership purchased Shoppes, a shopping center located in Hilton Head, South Carolina, for approximately $7,360,000. The purchase was funded with approximately $2,394,000 cash paid at closing and an existing first mortgage loan from the Crown Life Insurance Company (the "Lender") with a balance of approximately $4,966,000. The loan bore interest at a rate of 10.25% per annum and matured on December 1, 1994. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until April 1, 1995. On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, was used to retire the existing mortgage secured by Shoppes. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners. The outstanding mortgage balance encumbered by this property was $5,846,777 at December 31, 1998.

  Shoppes is a factory outlet retail center constructed in 1986 with approximately 86,900 rentable square feet situated on a 9.43 acre site. Shoppes was 92% occupied at December 31, 1998. To retain tenants and to attract customers to the Shoppes the Partnership completed various improvements to the property in 1997. These improvements included landscaping, benches, canopies, exterior painting and refurbished restrooms.

  The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                 1998             1997

Occupancy Rate                    92%             95%
Average Annual Base
  Rent Per Square Foot           $15.15         $14.36

  Shoppes has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1998:

                                     Annual     Lease
                          Square      Base    Expiration   Renewal
Tenant                     Feet        Rent       Date     Options
All Tenants               79,588   $1,229,379   Various    Various
Vacant                     7,278           --
                          86,866   $1,229,379

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

  Ponderosa has the right to repurchase this property at the end of the tenth lease year (1998) and every five years thereafter at the fair market value of the real estate at the time of repurchase. In 1998 Ponderosa declined to exercise its right to repurchase this property, however, Ponderosa still maintains its ability to repurchase this property in five years.

  The Ponderosa property has been occupied since its purchase and the average annual base rent per square foot at December 31 for the last two years are as follows:

                                 1998            1997
Average Annual Base Rent
 Per Square Foot                $23.64         $24.00

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                             PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1998, there were 565 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  Cash distributions from operations to Limited Partners for 1998 and 1997 were $548,380, and $513,471, respectively.

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

Year 2000

  The "Year 2000" problem concerns the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

  The Partnership's computer information technology systems consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

  The Partnership has two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, the Partnership initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Partnership to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

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

  The most reasonably likely worst case scenario for the Partnership with respect to the Year 2000 issue would be the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Partnership temporarily suffering a depletion of the Partnership's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Partnership has no formal Year 2000 contingency plan.

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

  Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

Distribution
    Date                1999     1998     1997

February 15            $17.59   $16.49   $15.39
May 15                           17.21    16.14
August 15                        17.40    16.31
November 15                      17.59    17.63

  A distribution of Operating Cash Flow for the fourth quarter of 1998 was made to the Limited Partners on February 15, 1999 in the amount of $137,976. The Preferential Distribution Deficiency equaled $4,057,904 after this last distribution, a $147,985 increase over 1997.

  On October 15, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 10% of the outstanding Units was to commence with a tender price of $475 per Unit. The offer was being made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to terminate on November 13, 1998. As a result of this tender offer 115 economic interests in the Partnership were transferred.

  On October 22, 1998, Limited Partners were mailed, without the consent or knowledge of the General Partners, an additional tender offer to purchase up to 4.9% of the outstanding Units of the fund for $500 per Unit, less any transfer fees. This offer was being made by an entity that did not own any interests in the Partnership and was scheduled to expire on December 2, 1998. As a result of this tender offer 382 economic interests in the Partnership were transferred.

  The General Partners remained neutral as to the particular merits or risks associated with either of the tender offers to the Limited Partners. However, the General Partners did notify the Limited Partners that they are exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership has engaged nationally known appraisal firms to value the Partnership's assets. Additionally, these firms will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets. The General Partners believe an informed determination of the true value of the Units can be made at that time. The value of the Units after the receipt of the appraisals may be more or less than the current tender offers.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

  In 1998, the General Partners notified the Limited Partners that they are exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

  The General Partners have determined to pursue disposition of the Partnership's assets, and expect to commence the registration and solicitation within a few weeks of the date of this Form 10-KSB for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. That solicitation will be accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of the Partnership Agreement.

  The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

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

  These conditions have adversely impacted the Partnership's property economics. The specific impact of these economic conditions on 1998 and 1997 results are discussed in the section
"Results of Operations - 1998 Compared to 1997", below.

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

Results of Operations - 1998 Compared to 1997
  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $241,000 for the year ended December 31, 1998 as compared to net income of $391,000 for the same period in 1997. The $150,000 decrease in net income resulted primarily from a $188,000 decrease in total income.

  Total income for the year ended December 31, 1998 was $2,214,000 as compared to $2,402,000 for the same period in 1997, a decrease of $188,000. The $188,000 decrease resulted primarily from a decrease in rental income at Shoppes due to a decrease in the occupancy to 92% in 1998 from 95% in 1997 and a decrease in percentage rental income caused by lower sales of several tenants.

  Total expenses incurred in 1998 were $1,973,000 as compared to $2,011,000 in 1997, a decrease of $38,000. The decrease of $38,000 was due primarily to a $17,000 decrease in real estate taxes in 1998 when compared to the same period in 1997. The $17,000 decrease in real estate taxes is primarily attributable to the Shoppes property. Also contributing to the decrease in expenses is a $13,000 decrease in general and administrative expenses, which was due primarily to a $54,000 decrease in insurance expenses at Shoppes. The decrease of $54,000 in insurance expenses at Shoppes was partially offset by an increase of $23,000 in professional services, which primarily relates to the property appraisals that were undertaken in 1998.

Results of Operation - 1997 Compared to 1996
  (Amounts rounded to nearest 000's)

  The Partnership generated net income of $391,000 for the year ended December 31, 1997 as compared to net income of $245,000 for the same period in 1996. The $146,000 increase in net income resulted primarily from a $138,000 increase in total income.

  Total income for the year ended December 31, 1997 was $2,402,000 as compared to $2,264,000 for the same period in 1996, an increase of $138,000. The $138,000 increase resulted primarily from an increase in rental income at Shoppes due to increased rental rates.

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

None.

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

  The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault . . . . . . . . . . . . .Chairman of the Board of
                                       Directors, Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . Treasurer and Chief
                                                       Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 65) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C.
Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 38) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. THOMAS E. MURPHY (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners received a share of Partnership income for 1998 and 1997.

  An affiliate of the General Partners is reimbursed for its direct expenses relating to the administration of the Partnership.

  The Partnership does not have any employees and therefore there is no compensation paid.

  (c) - (h)              Not applicable.

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

  As a precondition to the new financing on Shoppes, the lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred in 1995 to the SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

  As a precondition to the new financing on Delchamps, the lender required that ownership of the property reside in a SPE. To accommodate the lender's requirements, ownership of the property was transferred in 1997 to the SPE, Brauvin/Delchamps L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Delchamps L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Delchamps L.P. did not affect the Partnership's economic ownership of the Delchamps property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

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

(c)    Form 8-K.
       None.

(d) An annual report for the fiscal year 1998 will be sent to the Limited Partners subsequent to this filing.

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


Dated: March 31, 1999

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Page

Independent Auditors' Report. . . . . . . . . . . . . . . F-2

Consolidated Balance Sheet, December 31, 1998 . . . . . . F-3

Consolidated Statements of Operations, for the years
ended December 31, 1998 and 1997  . . . . . . . . . . . . F-4

Consolidated Statements of Partners' Capital, for the
years ended December 31, 1998 and 1997  . . . . . . . . . F-5

Consolidated Statements of Cash Flows, for the years
ended December 31, 1998 and 1997  . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements. . . . . . . . F-7

All other schedules provided for in Item 13(a) of Form 10-KSB are either not required, not applicable or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying consolidated balance sheet of Brauvin Income Properties L.P. 6 and subsidiaries (a limited partnership) as of December 31, 1998, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Properties L.P. 6 and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 1999

                   CONSOLIDATED BALANCE SHEET

                                          December 31,
                                              1998
ASSETS
Investment in real estate:
  Land                                         $ 2,756,651
  Buildings and improvements                    10,736,901
                                                13,493,552
  Less accumulated depreciation                 (3,806,865)
Net investment in real estate                    9,686,687

Cash and cash equivalents                          776,207
Rent receivable (net of
  allowances of $44,081)                           198,527
Escrow and other deposits                          579,082
Other assets                                       123,637

    Total Assets                               $11,364,140

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                $ 8,716,089
Accounts payable and accrued
  expenses                                         248,020
Due to affiliate                                     9,803
Tenant security deposits                            13,549
    Total Liabilities                            8,987,461

PARTNERS' CAPITAL:

General Partners                                    16,128
Limited Partners (7,842.5
  limited partnership units
  issued and outstanding)                        2,360,551
    Total Partners' Capital                      2,376,679

    Total Liabilities and
     Partners' Capital                         $11,364,140




   See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended December 31,

                                                  1998            1997

INCOME
Rental (Note 5)                              $1,772,670     $1,924,981
Interest                                         53,886         47,312
Other, primarily
  expense reimbursements                        387,066        429,707
     Total income                             2,213,622      2,402,000

EXPENSES
Interest                                        864,778        874,110
Depreciation                                    360,779        370,295
Real estate taxes                               114,194        131,087
Repairs and maintenance                          22,193         31,194
Management fees (Note 4)                        145,418        148,593
Other property operating                        192,116        169,220
General and administrative                      272,971        286,098
     Total expenses                           1,972,449      2,010,597

Net income                                   $  241,173     $  391,403

Net income allocated to the
  General Partners                           $    2,412     $    3,914

Net income allocated to the
  Limited Partners                           $  238,761     $  387,489

Net income per
 limited partnership
 interest (7,842.5 units)                    $    30.44     $    49.41









   See accompanying notes to consolidated financial statements

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            Years ended December 31, 1998 and 1997

                                       General     Limited
                                       Partners  Partners*      Total

Balance, January 1, 1997                $ 9,802  $2,796,152  $2,805,954

  Net income                              3,914     387,489     391,403
  Cash distributions                         --    (513,471)   (513,471)

Balance, December 31, 1997               13,716   2,670,170   2,683,886

  Net income                              2,412     238,761     241,173
  Cash distributions                         --    (548,380)   (548,380)

Balance, December 31, 1998              $16,128  $2,360,551  $2,376,679

* Cash distributions to Limited Partners per unit were $69.92 and $65.47 for the years ended December 31, 1998 and 1997, respectively.




















   See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31,

                                                   1998       1997
Cash Flows From Operating Activities:
Net income                                       $241,173    $391,403
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation                                     360,779     370,295
Provision for doubtful accounts                   24,222        (105)
 Changes in:
  Rent receivable                                 70,002     (22,836)
  Escrow and other deposits                      (41,300)   (104,523)
  Other assets                                    38,869      71,690
  Accounts payable
   and accrued expenses                           23,374     (19,268)
  Due to affiliate                                (1,661)     10,388
  Tenant security deposits                            --       8,766
Net cash provided by operating activities        715,458     705,810

Cash Flows From Investing Activities:
Capital expenditures                             (30,229)    (38,845)
Cash used in investing activities                (30,229)    (38,845)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable             (110,588) (2,913,092)
Proceeds from refinancing                             --   2,925,000
Payment of loan fees                                  --     (38,543)
Cash distributions to Limited Partners          (548,380)   (513,471)

Net cash used in financing activities           (658,968)   (540,106)
Net increase in cash and cash equivalents         26,261     126,859
Cash and cash equivalents at beginning of year   749,946     623,087

Cash and cash equivalents at end of year       $ 776,207   $ 749,946

Supplemental disclosure of cash
 flow information:
 Cash paid for mortgage interest                $ 826,784   $ 836,624


   See accompanying notes to consolidated financial statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 1998 and 1997

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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998 and 1997. Accordingly, no impairment loss has been recorded in the accompanying consolidated financial statements for the years ended December 31, 1998 and 1997.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow and other deposits; accounts payable and accrued expenses and due to affiliate. The mortgage notes payable at December 31, 1998 have a fair value of approximately $8,867,100 based upon current interest rates offered for debt of similar instruments in the market.

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

  A cash distribution for the fourth quarter of 1998 was made to the Limited Partners on February 15, 1999 in the amount of $137,976. The Preferential Distribution Deficiency equaled
$4,057,904 after this last distribution.

(3) MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 1998, consisted of the following:
                                                 Interest     Date
                                        1998        Rate       Due
Shoppes on the Parkway(a)          $5,846,777      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)           2,869,312      9.03%      2/01/02
                                   $8,716,089

  The net carrying value of the Delchamps property and the Shoppes property approximated $3,009,800 and $5,758,200, respectively, at December 31, 1998. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

  Maturities of the mortgages payable are as follows:

            1999                      121,490
            2000                      132,707
            2001                      146,554
            2002                    8,315,338
                                   $8,716,089

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

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1998 and 1997 were as follows:

                                           1998                 1997
Management fees                         $145,418             $137,811
Reimbursable office expenses             154,500              159,282
Legal fees                                    --                  499

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $9,803 for management fees, as of December 31, 1998.

(5)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

                       1999                   $1,728,701
                       2000                    1,378,067
                       2001                    1,084,060
                       2002                      716,399
                       2003                      447,911
                    Thereafter                   972,568
                       Total                  $6,327,707

  Contingent rental income approximated $33,000 and $130,000 in 1998 and 1997, respectively.

  Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from the anchor tenant of Delchamps approximates 18% and 16% of rental income for the Partnership for the years ended December 31, 1998 and 1997, respectively. Rental income received from Ponderosa approximates 7.2% and 7.1% of rental income for the Partnership for the years ended December 31, 1998 and 1997, respectively.

                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant


Exhibit (27)           Financial Data Schedule

                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin/Shoppes on the Parkway L.P.                  Delaware

Brauvin/Delchamps L.P.                               Delaware