Form 10QSB
period 1999-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 1999-05-17
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

             For the three months ended     March 31, 1999

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

                             INDEX

                             PART I


                                                              Page

Item 1.  Consolidated Financial Statements . . . . . . . . .. . .3


         Consolidated Balance Sheet at March 31, 1999. . . .. . .4


         Consolidated Statements of Operations for the
         three months ended March 31, 1999 and 1998. . . . .. . .5


         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1999 and 1998. . . . .. . .6


         Notes to Consolidated Financial Statements  . . . .. . .7


Item 2.  Management's Discussion and Analysis or Plan
         of Operation. . . . . . . . . . . . . . . . . . .  . . 14


                             PART II

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .  20


Item 2.  Changes in Securities . . . . . . . . . . . . . . . .  20


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . .  20


Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . .  20


Item 5.  Other Information . . . . . . . . . . . . . . . . . .  20


Item 6.  Exhibits, and Reports on Form 8-K . . . . . . . . . .  20


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 1999, Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)



                                                  March 31,
                                                    1999
ASSETS
Investment in real estate:
   Land                                          $ 2,756,651
   Buildings and improvements                     10,736,901
                                                  13,493,552
   Less accumulated depreciation                  (3,895,779)
Net investment in real estate                      9,597,773

Cash and cash equivalents                            765,996
Rent receivable (net of
   allowances of $31,081)                            216,403
Escrow and other deposits                            559,746
Other assets                                         113,921

        Total Assets                             $11,253,839

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                  $ 8,685,896
Accounts payable and accrued
   expenses                                          163,377
Due to affiliates                                     13,658
Tenant security deposits                              13,549
        Total Liabilities                          8,876,480

PARTNERS' CAPITAL:

General Partners                                      17,515
Limited Partners (7,842.5
   limited partnership units
   issued and outstanding)                         2,359,844
        Total Partners' Capital                    2,377,359

        Total Liabilities and
         Partners' Capital                       $11,253,839

          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31,
                          (Unaudited)



                                        1999           1998
INCOME
Rental                                $501,057       $514,922
Interest                                 8,450          9,317
Other, primarily tenant
   expense reimbursements              101,678        104,168
      Total income                     611,185        628,407

EXPENSES
Interest                               213,698        216,487
Depreciation                            88,914         91,065
Real estate taxes                       28,548         32,772
Repairs and maintenance                  8,310          6,269
Management fees (Note 4)                38,431         39,169
Other property operating                54,091         51,994
General and administrative              40,537         91,713
      Total expenses                   472,529        529,469

Net income                            $138,656       $ 98,938

Net income allocated to the
   General Partners                   $  1,387       $    989

Net income allocated to the
   Limited Partners                   $137,269       $ 97,949

Net income per limited partnership
 interest (7,842.5 units)             $  17.50       $  12.49




          See accompanying notes to financial statements

                 BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31,
                          (Unaudited)

                                                 1999         1998
Cash Flows From Operating Activities:
Net income                                     $138,656    $ 98,938
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
Depreciation                                     88,914      91,065
Provision for doubtful accounts                 (13,000)     23,318
   Changes in:
      Rent receivable                            (4,876)    (47,920)
      Escrow and other deposits                  19,336      95,799
      Other assets                                9,716       9,717
      Accounts payable
      and accrued expenses                      (84,643)    (43,404)
      Due to affiliates                           3,855       2,830
Net cash provided by operating
   activities                                   157,958     230,343

Cash Flows From Investing Activities:
Capital expenditures                                 --      (2,453)
Cash used in investing activities                    --      (2,453)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable             (30,193)    (27,574)
Cash distributions to Limited
  Partners                                     (137,976)   (129,467)
Net cash used in financing activities          (168,169)   (157,041)
Net (decrease) increase in cash and cash
  equivalents                                   (10,211)     70,849
Cash and cash equivalents at
  beginning of period                           776,207     749,946

Cash and cash equivalents at
  end of period                               $ 765,996   $ 820,795

Supplemental disclosure of
  cash flow information:
  Cash paid for mortgage interest             $ 204,149   $ 206,769


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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1999 and December 1998. Accordingly, no impairment loss has been recorded in the accompanying consolidated financial statements for the three months ended March 31, 1999 and the year ended December 31, 1998.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  A cash distribution for the first quarter of 1999 was made to the Limited Partners on May 17, 1999 in the amount of $134,976.
The Preferential Distribution Deficiency equaled $4,097,322 after this last distribution.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 1999, consisted of the following:
                                        Interest     Date
                              1999        Rate        Due
Shoppes on the Parkway(a)  $5,828,679      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)   2,857,217      9.03%      2/01/02
                           $8,685,896

  The net carrying value of the Delchamps property and the Shoppes property approximated $2,983,100 and $5,702,600, respectively, at March 31, 1999. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

  Maturities of the mortgages payable are as follows:

            1999                       91,297
            2000                      132,707
            2001                      146,554
            2002                    8,315,338
                                   $8,685,896

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

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                                           1999         1998
Management fees                          $38,431      $39,169
Reimbursable office expenses              38,625       38,625

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $13,658 for management fees, as of March 31, 1999.

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

  Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

Distribution
    Date               1999 (A)  1998     1997

February 15            $17.59   $16.49   $15.39
May 15                  17.21    17.21    16.14
August 15                        17.40    16.31
November 15                      17.59    17.63

  (A) The May, 1999 distribution was made on May 17, 1999.

  A distribution of Operating Cash Flow for the first quarter of 1999 was made to the Limited Partners on May 17, 1999 in the amount of $134,976. The Preferential Distribution Deficiency equaled $4,097,322 after this last distribution, a $150,168 increase over 1998.

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

  On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 10% of the outstanding Units was to commence with a tender price of $650 per Unit. The offer is made, in part, by an entity that owned a nominal economic interest in the Partnership and is scheduled to expire on June 25, 1999.

  The General Partners have not made a determination as to the particular merits or risks associated with the May 12, 1999 unsolicited tender offer.

  The General Partners have determined to pursue disposition of the Partnership's assets, and expect to commence the registration and solicitation within a few weeks of the date of this Form 10-QSB for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. That solicitation will be accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of the Partnership Agreement.

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


Results of Operations - Three months ended March 31, 1999 and 1998

  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $139,000 for the three months ended March 31, 1999 as compared to net income of $99,000 for the same three month period in 1998. The $40,000 increase in net income resulted primarily from a $57,000 decrease in total expenses which was partially offset by a $17,000 decrease in total income.

  Total income for the three months ended March 31, 1999 was $611,000 as compared to $628,000 for the same three month period in 1998, a decrease of $17,000. The $17,000 decrease resulted primarily from a decrease in rental income at Shoppes due to a decrease in the occupancy to 87% in 1999 from 92% in 1998 and a decrease in percentage rental income caused by lower sales of several tenants.

  For the three months ended March 31, 1999 total expenses were $473,000 as compared to $530,000 for the same three month period in 1997, a decrease of $57,000. The decrease of $57,000 was due primarily to a decrease in general and administrative expenses. General and administrative expense decreased primarily as a result of decreases in expense at the Shoppes property of $32,000 in bad debt expense, $15,000 in insurance expense, and $10,000 in advertising expense.

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


                    DATE:  May 17, 1999


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  May 17, 1999