Form 10QSB
period 1999-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1999-08-16
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

              For the three months ended     June 30, 1999

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


         Consolidated Balance Sheet at June 30, 1999 . . . . . . . . . .4


         Consolidated Statements of Operations for the
         six months ended June 30, 1999 and 1998 . . . . . . . . . . . .5


         Consolidated Statements of Operations for the
         three months ended June 30, 1999 and 1998 . . . . . . . . . . .6

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998 . . . . . . . . . . . .7


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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 1999, Consolidated Statements of Operations for the six months ended June 30, 1999, Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)



                                                  June 30,
                                                    1999
ASSETS
Investment in real estate:
   Land                                          $ 2,756,651
   Buildings and improvements                     10,736,901
                                                  13,493,552
   Less accumulated depreciation                  (3,984,693)
Net investment in real estate                      9,508,859

Cash and cash equivalents                            790,874
Rent receivable (net of
   allowances of $35,420)                            116,354
Escrow and other deposits                            612,854
Due from affiliates                                   15,510
Other assets                                         146,711

        Total Assets                             $11,191,162

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

Mortgage notes payable (Note 3)                  $ 8,656,414
Accounts payable and accrued
   expenses                                          218,829
Due to affiliates                                     14,543
Tenant security deposits                              13,549
        Total Liabilities                          8,903,335

PARTNERS' CAPITAL:

General Partners                                      17,969
Limited Partners (7,842.5
   limited partnership units
   issued and outstanding)                         2,269,858
        Total Partners' Capital                    2,287,827

        Total Liabilities and
         Partners' Capital                       $11,191,162


          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
                For the six months ended June 30,
                          (Unaudited)


                                                  1999            1998
INCOME
Rental                                         $913,336     $1,021,583
Interest                                         16,888         26,839
Other, primarily tenant
   expense reimbursements                       201,533        222,660
      Total income                            1,131,757      1,271,082

EXPENSES
Interest                                        428,104        432,919
Depreciation                                    177,828        182,904
Real estate taxes                                57,097         65,544
Repairs and maintenance                          13,142         11,881
Management fees (Note 4)                         76,419         75,108
Other property operating                         79,838         91,949
General and administrative                      115,229        137,583
      Total expenses                            947,657        997,888

Net income                                    $ 184,100     $  273,194

Net income allocated to the
   General Partners                           $   1,841     $    2,732

Net income allocated to the
   Limited Partners                           $ 182,259     $  270,462

Net income per limited partnership
 interest (7,842.5 units)                     $   23.24     $    34.49




          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)

                                                  1999          1998
INCOME
Rental                                         $412,279       $506,661
Interest                                          8,438         17,522
Other, primarily tenant
   expense reimbursements                        99,855        118,492
      Total income                              520,572        642,675

EXPENSES
Interest                                        214,406        216,432
Depreciation                                     88,914         91,839
Real estate taxes                                28,549         32,772
Repairs and maintenance                           4,832          5,612
Management fees                                  37,988         35,939
Other property operating                         25,747         39,955
General and administrative                       74,692         45,870
      Total expenses                            475,128        468,419

Net income                                     $ 45,444      $ 174,256

Net income allocated to the
   General Partners                            $    454      $   1,743

Net income allocated to the
   Limited Partners                            $ 44,990      $ 172,513

Net income per limited partnership
 interest (7,842.5 units)                      $   5.74      $   22.00

          See accompanying notes to financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30,
                          (Unaudited)

                                                     1999       1998
Cash Flows From Operating Activities:
Net income                                        $184,100   $ 273,194
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
Depreciation                                       177,828     182,904
Provision for doubtful accounts                      8,661      12,194
   Changes in:
      Rent receivable                               73,512    (102,412)
      Escrow and other deposits                    (33,772)     34,613
      Due from affiliates                          (15,510)         --
      Other assets                                 (23,074)    (15,307)
      Accounts payable
      and accrued expenses                         (29,191)      3,084
      Due to affiliates                              4,740         890
Net cash provided by operating
   activities                                      347,294     389,160

Cash Flows From Investing Activities:
Capital expenditures                                    --     (30,229)
Cash used in investing activities                       --     (30,229)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                (59,675)    (54,357)
Cash distributions to Limited
  Partners                                        (272,952)   (274,040)
Net cash used in financing activities             (332,627)   (328,397)
Net increase in cash and cash
  equivalents                                       14,667      30,534
Cash and cash equivalents at
  beginning of period                              776,207     749,946

Cash and cash equivalents at
  end of period                                  $ 790,874   $ 780,480

Supplemental disclosure of
  cash flow information:
  Cash paid for mortgage interest                $ 409,010   $ 414,330


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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1999 and December 1998. Accordingly, no impairment loss has been recorded in the accompanying consolidated financial statements for the six months ended June 30, 1999 and the year ended December 31, 1998.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  A cash distribution for the second quarter of 1999 was made to the Limited Partners on August 15, 1999 in the amount of $136,476. The Preferential Distribution Deficiency equaled $4,135,239 after this last distribution.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 1999, consisted of the
following:
                                                   Interest     Date
                                        1999        Rate         Due
Shoppes on the Parkway(a)          $5,804,073      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)           2,852,341      9.03%      2/01/02
                                   $8,656,414

  The net carrying value of the Delchamps property and the Shoppes property approximated $2,956,500 and $5,646,900, respectively, at June 30, 1999. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

  Maturities of the mortgages payable are as follows:

            1999                       61,815
            2000                      132,707
            2001                      146,554
            2002                    8,315,338
                                   $8,656,414

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

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 1999 and 1998 were as follows:

                                           1999                 1998
Management fees                          $76,419              $75,108
Reimbursable office expenses              61,740               77,250

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $14,543 for management fees, as of June 30, 1999. An amount of $15,510 due from affiliates at June 30, 1999 represents the 1998 overpayment of reimbursable expenses paid to affiliates of the General Partner.

(5)  SUBSEQUENT EVENTS

  On July 15, 1999, the Partnership filed a Form 8-K to report the results of the solicitation of the Limited Partnership for the sale of the Partnership's assets. The Limited Partners, by a majority vote, have approved the plan to sell the Partnership's assets.

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

  Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

Distribution
    Date               1999 (A)  1998     1997

February 15            $17.59   $16.49   $15.39
May 15                  17.21    17.21    16.14
August 15               17.40    17.40    16.31
November 15                      17.59    17.63

  (A) The May, 1999 distribution was made on May 17, 1999.

  A distribution of Operating Cash Flow for the second quarter of 1999 was made to the Limited Partners on August 15, 1999 in the amount of $136,476. The Preferential Distribution Deficiency equaled $4,135,239 after this last distribution, a $77,334 increase over 1998.

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

  On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 10% of the outstanding Units was to commence with a tender price of $650 per Unit. The offer is made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to expire on June 25, 1999.

  The General Partners remained neutral as to the particular merits or risks associated with all of the tender offers to the Limited Partners. However, the General Partners did notify the Limited Partners that they are exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership has engaged nationally known appraisal firms to value the Partnership's assets. Additionally, these firms will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets. The General Partners believe an informed determination of the true value of the Units can be made at that time. The value of the Units after the receipt of the appraisals may be more or less than the tender offers.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

  In 1998, the General Partners notified the Limited Partners that they were exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

  The General Partners determined to pursue disposition of the Partnership's assets, and began the registration and solicitation process for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. That solicitation was accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of the Partnership Agreement.

  On July 12, 1999, the General Partners received approval by the
Limited Partners to begin the disposition of the Partnership's assets.

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

Results of Operations - Six months ended June 30, 1999 and 1998

  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $184,000 for the six months ended June 30, 1999 as compared to net income of $273,000 for the same six month period in 1998. The $89,000 decrease in net income resulted primarily from a $139,000 decrease in total income which was partially offset by a $50,000 decrease in total expense.

  Total income for the six months ended June 30, 1999 was $1,132,000 as compared to $1,271,000 for the same six month period in 1998, a decrease of $139,000. The $139,000 decrease resulted primarily from a decrease in percentage rental income caused by lower sales of several tenants at the Shoppes on the Parkway.

  For the six months ended June 30, 1999 total expenses were $948,000 as compared to $998,000 for the same six month period in 1998, a decrease of $50,000. The decrease of $50,000 was due primarily to a decrease in general and administrative expenses. General and administrative expense decreased primarily as a result of decreases in expense at the Shoppes property of $20,000 in bad debt expense, $15,000 in insurance expense, and $21,000 in advertising expense.

Results of Operations - Three months ended June 30, 1999 and 1998

  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $45,000 for the three months ended June 30, 1999 as compared to net income of $174,000 for the same three month period in 1998. The $129,000 decrease in net income resulted primarily from a $122,000 decrease in total income and a $7,000 increase in total expense.

  Total income for the three months ended June 30, 1999 was $521,000 as compared to $643,000 for the same three month period in 1998, a decrease of $122,000. The $122,000 decrease resulted primarily from a decrease in percentage rental income caused by lower sales of several tenants at the Shoppes on the Parkway.

  For the three months ended June 30, 1999 total expenses were $475,000 as compared to $468,000 for the same three month period in 1998, an increase of $7,000. The increase of $7,000 was due primarily to an increase in general and administrative expenses. General and administrative expense increased primarily as a result of increases in legal fees paid for the preparation of the registration and solicitation for the sale of all or substantially all of the Partnership's properties.

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


                    DATE:  August 16, 1999


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  August 16, 1999