Form 10QSB
period 1999-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 1999-11-15
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

          For the three months ended    September 30, 1999

                                or

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


         Consolidated Statements of Net Assets in Liquidation
         as of September 30, 1999 (Liquidation Basis) and
         Balance Sheet at December 31, 1998
         (Going Concern Basis).. . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets in
         Liquidation for the period July 12, 1999 to
         September 30, 1999 (Liquidation Basis)  . . . . . . . . . . . .6

         Consolidated Statements of Operations for the period
         January 1, 1999 to July 12, 1999 and for the nine
         months ended September 30, 1998
         (Going Concern Basis).. . . . . . . . . . . . . . . . . . . . .7

         Consolidated Statements of Operations for the period
         July 1, 1999 thru July 12, 1999 and for the three
         months ended September 30,1998
         (Going Concern Basis) . . . . . . . . . . . . . . . . . . . . .8

         Consolidated Statements of Partners' Capital for the
         period January 1, 1998 to July 12, 1999
         (Going Concern Basis). . . . . . . . . . . . . .  . . . . . . .9

         Consolidated Statements of Cash Flows for the period
         January 1, 1999 to July 12, 1999 and for the nine
         months ended September 30, 1998
         (Going Concern Basis). . . . . . . . . . . . . .  . . . . . . 10

         Notes to Consolidated Financial Statements  . . . . . . . . . 11

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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

               BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet (Going Concern Basis), the following Consolidated Statement of Net Assets in Liquidation as of September 30, 1999 (Liquidation Basis),Consolidated Statement of Changes in Net Assets in Liquidation for the period July 12, 1999 to September 30, 1999 (Liquidation Basis), Consolidated Statements of Operations for the period January 1, 1999 to July 12, 1999 and for the nine months ended September 30, 1998 (Going Concern Basis), Consolidated Statements of Operations for the period July 1, 1999 to July 12, 1999 and the three months ended September 30, 1998 (Going Concern Basis), Consolidated Statement of Partners' Capital for the period January 1, 1998 to July 12, 1999 (Going Concern Basis) and the Consolidated Statements of Cash Flows for the period January 1, 1999 thru July 12, 1999 and for the nine months ended September 30, 1998 (Going Concern Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-KSB.

               BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

  CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
   SEPTEMBER 30, 1999 AND BALANCE SHEET AT DECEMBER 31, 1998

                                          (Liquidation  (Going Concern
                                            Basis)         Basis)
                                        September 30,     December 31,
                                             1999            1998
                                         (Unaudited)

ASSETS
 Land                                                   --    $ 2,756,651
 Buildings and improvements                             --     10,736,901
                                                        --     13,493,552
 Less: Accumulated depreciation                         --     (3,806,865)
 Net investment in real estate                          --      9,686,687

Real estate held for sale                     $ 16,958,250             --

Cash and cash equivalents                          747,653       776,207
Rent receivable                                    118,447       198,527
Escrow and other deposits                          666,178       579,082
Other assets                                        30,916       123,637
   Total Assets                               $ 18,521,444   $11,364,140

LIABILITIES AND PARTNERS' CAPITAL
Mortgage notes payable (Note 4)               $  8,626,223   $ 8,716,089
Accounts payable and accrued expenses              224,535       248,020
Deferred gain on sale of real estate             7,479,029            --
Reserve for estimated costs during
 the liquidation period                            595,470            --
Tenant security deposits                            13,549        13,549
Due to affiliates                                   11,472         9,803
   Total Liabilities                            16,950,278     8,987,461
Net Assets in Liquidation                     $  1,571,166

PARTNERS' CAPITAL
General Partners                                                  16,128
Limited Partners                                               2,360,551
   Total Partners Capital                                      2,376,679
Total Liabilities and Partners' Capital                      $11,364,140




  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
              JULY 12, 1999 TO SEPTEMBER 30, 1999

                          (Unaudited)

Net assets at July 12, 1999
 (Going Concern Basis)                                       $ 2,323,288

Income from operations                                           106,667

Distributions                                                   (136,476)

Adjustments to liquidation basis                                (722,313)

Net assets in liquidation at September 30, 1999              $ 1,571,166










   See accompanying notes to consolidated financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)

                               January 1, 1999        Nine Months
                                      to                 ended
                                 July 12, 1999     September 30, 1998
INCOME:
Rental                                   $ 1,061,922          $ 1,300,682
Interest                                      19,438               40,062
Other                                        236,479              330,201
    Total income                           1,317,839            1,670,945

EXPENSES:
Interest                                     498,998              649,495
Depreciation                                 207,466              271,865
Real estate taxes                             66,613               98,316
Repairs and maintenance                       14,780               16,362
Management fees (Note 5)                      86,262              111,529
Other property operating                      91,606              143,274
General and administrative                   132,554              200,462
    Total expenses                         1,098,279            1,491,303

Net income                               $   219,560          $   179,642

Net income allocated to the
  General Partners                       $     2,196          $     1,796

Net income allocated to the
  Limited Partners                       $   217,364          $   177,846

Net income per Limited Partnership
  interest (7,842.5 Units)               $     27.72          $     22.68

  See accompanying notes to consolidated financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)

                                  July 1, 1999       Three Months
                                      to                 ended
                                 July 12, 1999     September 30, 1998
INCOME:
Rental                                   $   148,586          $   279,099
Interest                                       2,550               13,223
Other                                         34,946              107,541
    Total income                             186,082              399,863

EXPENSES:
Interest                                      70,894              216,576
Depreciation                                  29,638               88,961
Real estate taxes                              9,516               32,772
Repairs and maintenance                        1,638                4,481
Management fees                                9,843               36,421
Other property operating                      11,768               51,325
General and administrative                    17,325               62,879
    Total expenses                           150,622              493,415

Net income (loss)                        $    35,460          $   (93,552)

Net income (loss) allocated to the
  General Partners                       $       355          $      (936)

Net income (loss) allocated to the
  Limited Partners                       $    35,105          $   (92,616)

Net income (loss) per Limited Partnership
  interest (7,842.5 Units)               $      4.48          $    (11.81)






  See accompanying notes to consolidated financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1998 to July 12, 1999
                     (Going Concern Basis)
                          (Unaudited)

                                     General            Limited
                                     Partners         Partners*     Total

Balance, January 1, 1998                $13,716   $2,670,170   $2,683,886

Net income                                2,412      238,761      241,173
Cash distributions                           --     (548,380)    (548,380)

Balance, December 31, 1998               16,128    2,360,551    2,376,679

Net income                                2,196      217,364      219,560
Cash distributions                           --     (272,951)    (272,951)

Balance, July 12, 1999                  $18,324   $2,304,964   $2,323,288


* Total Units outstanding at September 30, 1999 and December 31, 1998 were 7,842.50. Cash distributions to Limited Partners per Unit were approximately $34.80 and $69.92, respectively, for the period January 1, 1999 to July 12, 1999 and for the year ended December 31, 1998. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.










   See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the period January 1, 1999 to July 12, 1999
        and for the nine months ended September 30, 1998

                     (Going Concern Basis)

                           (Unaudited)


                                                   1999         1998
Cash Flows From Operating Activities:
Net income                                        $  219,560   $  179,642
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                       207,466      271,865
  Provision for doubtful accounts                     (8,511)      10,956
  Changes in:
    Rent receivable                                   84,217        70,168
    Escrow and other deposits                        (50,264)      (22,425)
    Other assets                                     (15,971)        5,990
    Accounts payable and accrued expenses            (71,520)       50,029
    Due to affiliates                                (10,078)       (1,995)
Net cash provided by operating activities            354,899       564,230

Cash Flows From Investing Activities:
Capital expenditures                                      --       (30,229)
Cash used in investing activities                         --       (30,229)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                  (70,135)      (81,785)
Cash distributions to Limited
  Partners                                          (272,951)     (410,404)
Net cash used in financing activities               (343,086)     (492,189)
Net increase in cash and cash
  equivalents                                         11,813        41,812
Cash and cash equivalents at
  beginning of period                                776,207       749,946

Cash and cash equivalents at end
  of period                                       $  788,020     $ 791,758

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                          $  476,665     $ 621,244









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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell all of the Partnership's existing properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999.

  Accounting Method

  The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

  Rental Income

  Prior to the preparation of the financial statements on a liquidation basis, rental income was recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable.

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

  Investment in Real Estate

  Prior to the conversion from the going concern basis to the liquidation basis of accounting, the Partnership's rental properties were stated at cost including acquisition costs. Depreciation was recorded on a straight-line basis over the estimated economic lives of the properties which approximate 31.5 years.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow and other deposits; accounts payable and accrued expenses and due to affiliate.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $722,313 which is included in the September 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $7,479,029
     Write-off of deferred rent receivable                   (25,878)
     Write-off of mortgage points                           (100,965)
     Increase in deferred gain on sale
       of real estate                                     (7,479,029)
     Estimated liquidation costs                            (595,470)

     Total adjustment to liquidation basis                $ (722,313)

  (a) Net of estimated closing costs.

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

  A cash distribution for the third quarter of 1999 was made to the Limited Partners on November 15, 1999 in the amount of $137,976. The Preferential Distribution Deficiency equaled
$4,171,656 after this last distribution.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 1999, consisted of the following:
                                                   Interest     Date
                                       1999        Rate          Due
Shoppes on the Parkway(a)          $5,781,947      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)           2,844,276      9.03%      2/01/02
                                   $8,626,223

  The net carrying value of the Delchamps property and the Shoppes property approximated $2,947,600 and $5,628,400, respectively, at July 12, 1999. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

  Maturities of the mortgages payable are as follows:

            1999                       31,624
            2000                      132,707
            2001                      146,554
            2002                    8,315,338
                                   $8,626,223

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

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 1999 and 1998 were as follows:

                                           1999                 1998
Management fees                         $109,590             $111,529
Reimbursable office expenses              99,114              115,875

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $11,472 for management fees, as of September 30, 1999.

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

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the properties. Long-term needs are expected to be satisfied through property sales.

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

  Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

Distribution
    Date               1999 (A)  1998     1997

February 15            $17.59   $16.49   $15.39
May 15                  17.21    17.21    16.14
August 15               17.40    17.40    16.31
November 15             17.59    17.59    17.63

  (A) The May 1999 distribution was made on May 17, 1999.


  A distribution of Operating Cash Flow for the third quarter of 1999 was made to the Limited Partners on November 15, 1999 in the amount of $137,976. The Preferential Distribution Deficiency equaled $4,171,656 after this last distribution, a $113,751 increase over 1998.

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

  On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 10% of the outstanding Units was to commence with a tender price of $650 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to expire on June 25, 1999.

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

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell all of the Partnership's existing properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999. The Partnership has begun the liquidation process and is actively marketing the properties for sale.

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

Results of Operations - For the period January 1, 1999 to July 12, 1999 and the nine months ended September 30, 1998

              (Amounts rounded to nearest $000's)

  The Partnership generated net income of $220,000 for the period
January 1, 1999 to July 12, 1999 as compared to net income of $180,000 for the nine months ended September 30, 1998. The increase of $40,000 in net income resulted primarily from a decrease of $353,000 in total income which was partially offset by a decrease of approximately $393,000 in total expense.

  Total income for the period January 1, 1999 to July 12, 1999 was $1,318,000 as compared to $1,671,000 for the nine months ended September 30, 1998, a decrease of $353,000. The $353,000 decrease resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore seven months of operating income were included in the 1999 period compared to nine months in the 1998 period.

  Total expenses for the period January 1, 1999 to July 12, 1999 was $1,098,000 compared to $1,491,000 for the nine months ended September 30, 1998, a decrease of $393,000. The decrease of $393,000 in expenses resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore seven months of operating expenses were included in the 1999 period compared to nine months in the 1998 period.

  On October 12, 1999, the Partnership was informed that Jitney
Jungle, the parent of Delchamps (which is the anchor at the Delchamps Plaza Shopping Center), filed for Chapter 11 bankruptcy protection.

Results of Operations - For the period July 1, 1999 to July 12,
1999 and the three months ended September 30, 1998

              (Amounts rounded to nearest $000's)

  The Partnership generated net income of $35,000 for the period July 1, 1999 to July 12, 1999 as compared to net loss of $94,000 for the three month period ended on September 30 ,1998. The $129,000 increase in net income resulted primarily from a $214,000 decrease in total income and a $342,000 decrease in total expense.

  Total income for the period July 1, 1999 to July 12, 1999 was $186,000 as compared to $400,000 for the three months ended September 30, 1998, a decrease of $214,000. The $214,000 decrease resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore one month of operating income was included in the 1999 period compared to nine months in the 1998 period.

  Total expenses for the period July 1, 1999 to July 12, 1999 was $151,000 compared to $493,000 for the three months ended September 30, 1998, a decrease of $342,000. The decrease of $342,000 in expenses resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore one month of operating expenses were included in the 1999 period compared to nine months in the 1998 period.

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

         Form 8-K.

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


                    DATE:  November 15, 1999


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  November 15, 1999