Form 10KSB
period 1999-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2000-03-30
CIK 793066

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the Securities
        Exchange Act of  1934

   For the fiscal year ended   December 31, 1999

                                or

[ ]     Transition Report Under Section 13 or 15(d) of the
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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent year $2,133,858.

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

                 BRAUVIN INCOME PROPERTIES L.P. 6
                  1999 FORM 10-KSB ANNUAL REPORT
                              INDEX

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

   The General Partners originally intended to dispose of the Partnership's properties approximately six to nine years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged nationally known appraisal firms to value the Partnership's assets. Additionally, these firms will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

   The General Partners determined to pursue the disposition of the Partnership's assets. In MONTH, 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all of the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

   The Partnership intends to sell the properties under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

   The restated limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2025, unless sooner terminated. The General Partners shall in no event dispose of the properties after that date.

   On October 15, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 10% of the outstanding limited partnership interests of the Partnership (the "Units") was to commence with a tender price of $475 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and to terminated on November 13, 1998. As a result of this tender offer 115 economic interests in the Partnership were transferred.

   On October 22, 1998, Limited Partners were mailed, without the consent or knowledge of the General Partners, an additional tender offer to purchase up to 4.9% of the outstanding Units of the Partnership for $500 per Unit, less any transfer fees. This offer was made by an entity that did not own any interests in the Partnership and expired on December 2, 1998. As a result of this proxy 382 economic interests in the Partnership were transferred.

   On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 10% of the outstanding Units was to commence with a tender price of $650 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and expired on June 25, 1999. As a result of this tender offer 158 economic interests in the Partnership were transferred.

   The General Partners remained neutral as to the particular merits or risks associated with this tender offer. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners stated that the value of the Units after the receipt of the appraisals may be more or less than the tender offers.

   The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

   As of December 31, 1999, the Partnership owned three rental properties. The Partnership owned a 46% interest in a joint venture (the "Joint Venture") which acquired an additional rental property. This property was sold in a sheriff's sale on May 15, 1995, and the Joint Venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

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

   The Partnership strives to maximize occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Expectations are that due to a stable local economic environment, rental rates will remain flat or increase slightly at the Partnership's properties. The average spot rental rates for tenants at the Shoppes on the Parkway shopping center in Hilton Head, South Carolina have increased from approximately $13.00 per square foot in 1993 to approximately $17.05 per square foot in 1999. The average spot rental rates for tenants at the Delchamps Plaza North shopping center in Tuscaloosa, Alabama have increased from approximately $8.36 per square foot in 1993 to approximately $11.33 per square foot in 1999.

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

Item 2. Description of Properties.

   The following is a discussion of the rental properties owned and operated by the Partnership during 1999. For the purpose of the information disclosed in this section, the following terms are defined as follows:

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

      During the year ended December 31, 1999, the Partnership owned the properties described below:

(a) Delchamps Plaza North Shopping Center ("Delchamps")

   On November 12, 1987, the Partnership acquired Delchamps located in Tuscaloosa, Alabama, for approximately $4,058,000. The purchase was funded with approximately $715,000 in cash at closing and by assuming an existing first mortgage loan from Lincoln National Life Insurance Company. The mortgage had an original principal balance of $3,375,000 and a balance of $3,343,000 in November 1987. The loan bore interest at a rate of 9.375% per annum and matured on December 1, 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, was used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company. The outstanding mortgage balance encumbered by this property was $2,835,311 at December 31, 1999.

   Delchamps is a community shopping center constructed in 1986 with approximately 59,400 rentable square feet on a seven acre site. Delchamps is anchored by a regional grocer named Delchamps and Harco Drug, a Tuscaloosa based drug store chain. Delchamps has eight stores and was 100% occupied at December 31, 1999.

   The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                 1999         1998

Occupancy Rate                   100%         100%

Average Annual Base
 Rent Per Square Foot            $7.99       $7.92




   Delchamps has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1999:

                           Annual    Lease
                 Square      Base   Expiration  Renewal   Nature of
Tenant            Feet       Rent      Date     Options    Business
Delchamps        42,057    $315,427   1/2007 4/5 years ea.  Grocery
                                                             Store
Harco Drugs       9,800      73,500   1/2002 4/5 years ea.   Drug
                                                             Store
Others            7,532      85,338   Various     Various
                 59,389    $474,265


(b) Shoppes on the Parkway ("Shoppes")

   On March 31, 1988, the Partnership purchased Shoppes, a shopping center located in Hilton Head, South Carolina, for approximately $7,360,000. The purchase was funded with approximately $2,394,000 cash paid at closing and an existing first mortgage loan from the Crown Life Insurance Company (the "Lender") with a balance of approximately $4,966,000. The loan bore interest at a rate of 10.25% per annum and matured on December 1, 1994. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until April 1, 1995.
On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, was used to retire the existing mortgage secured by Shoppes. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners. The outstanding mortgage balance encumbered by this property was $5,759,289 at December 31, 1999.

   Shoppes is a factory outlet retail center constructed in 1986 with approximately 86,900 rentable square feet situated on a 9.43 acre site. Shoppes was 81% occupied at December 31, 1999. To retain tenants and to attract customers to the Shoppes the Partnership completed various improvements to the property in 1997. These improvements included landscaping, benches, canopies, exterior painting and refurbished restrooms.

   The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                 1999     1998

Occupancy Rate                    81%      92%

Average Annual Base
  Rent Per Square Foot          $15.96    $15.15


   Shoppes has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1999:

                               Annual     Lease
                    Square      Base    Expiration   Renewal
Tenant               Feet        Rent       Date     Options
All Tenants         69,982   $1,193,297 Various        Various
Vacant              16,884           --
                    86,866   $1,193,297

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

   Ponderosa has the right to repurchase this property at the end of the tenth lease year (1998) and every five years thereafter at the fair market value of the real estate at the time of repurchase. In 1999 Ponderosa declined to exercise its repurchase right but maintains its ability to repurchase this property in five years.

   The Ponderosa property has been occupied since its purchase and the average annual base rent per square foot at December 31 for the last two years are as follows:

                                 1999            1998
Average Annual Base Rent
 Per Square Foot                $23.64          $23.64

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                          PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 1999, there were 550 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   Cash distributions from operations to Limited Partners for 1999 and 1998 were $547,404 and $548,380, respectively.

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


Year 2000

   The "Year 2000" problem concerned the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

   The computer information technology systems which support the Partnership consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. These systems do not have equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, there is no internally generated software coding to correct as all of the software is purchased and licensed from external providers.

   The Partnership utilizes two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, a program was initiated and completed to convert from the existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. All costs associated with these conversions were expensed by the Partnership as incurred, and were not material. Management does not believe that any further expenditures will be necessary for the systems to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

   Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own Year 2000 issue. There can be no guarantee that the systems of these third parties were converted and will not have an adverse effect on the Partnership.

    The Partnership has no formal Year 2000 contingency plan.

   The Partnership has not experienced any material adverse impact on its operations or its relationships with tenants, vendors or others.

Liquidity and Capital Resources

   The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the properties.
Mortgage notes payable are expected to be satisfied through property sales.

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

   Below is a table summarizing the historical data for distributions per Limited Partnership Interest for the last two years:

Distribution
    Date                2000     1999(A)  1998

February 15             $17.59  $16.49   $16.49
May 15                      --   17.21    17.21
August 15                   --   17.40    17.40
November 15                 --   17.59    17.59

  (A) The May distribution was made on May 17, 1999.

   A distribution of Operating Cash Flow for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. The Preferential Distribution Deficiency equaled $4,208,073 after this last distribution, a $150,169 increase over 1998.

   On October 15, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 10% of the outstanding Units was to commence with a tender price of $475 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and terminated on November 13, 1998.
As a result of this tender offer 115 economic interests in the Partnership were transferred.

   On October 22, 1998, Limited Partners were mailed, without the consent or knowledge of the General Partners, an additional tender offer to purchase up to 4.9% of the outstanding Units of the fund for $500 per Unit, less any transfer fees. This offer was made by an entity that did not own any interests in the Partnership and expired on December 2, 1998. As a result of this tender offer 382 economic interests in the Partnership were transferred.

   On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 10% of the outstanding Units was to commence with a tender price of $650 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and expired on June 25, 1999. As a result of this tender offer 158 economic interests in the Partnership were transferred.

   The General Partners remained neutral as to the particular merits or risks associated with any of the tender offers to the Limited Partners. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners stated that the value of the Units after the receipt of the appraisals may be more or less than the tender offers.

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

   The General Partners determined to pursue the disposition of the Partnership's assets. In MONTH, 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all of the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

   The Partnership intends to sell the properties under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 1999.

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

Results of Operations for the period from January 1,1999 to July
12, 1999 and the year ended December 31,1998

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.



   Prior to the adoption of the liquidation basis of accounting, the Partnership recorded rental income on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable. Upon adoption of the liquidation basis of accounting, the Partnership wrote off the remaining deferred rent receivable and ceased recording credits or charges to rental income to reflect straight lining of the related leases.

   Additionally, prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

Results of Operation - 1998 Compared to 1997
  (Amounts rounded to nearest 000's)

   The Partnership generated net income of $241,000 for the year ended December 31, 1998 as compared to net income of $391,000 for the same period in 1997. The $150,000 decrease in net income resulted primarily from a $188,000 decrease in total income.

   Total income for the year ended December 31, 1998 was $2,214,000 as compared to $2,402,000 for the same period in 1997, a decrease of $188,000. The $188,000 decrease resulted primarily from an decrease in rental income at Shoppes due to a decrease in the occupancy to 92% in 1998 from 95% in 1997 and a decrease in percentage rental income caused by lower sales of several tenants.

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

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
   None.

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

  Mr. Jerome J. Brault . . . . . . . . . . . . .Chairman of the Board of
                                       Directors, Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . Treasurer and Chief
                                                       Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 66) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 39) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

Item 10.   Executive Compensation.

   (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or other affiliates as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Partnership Agreement entitled "Distribution of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-10 to A-15 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item
9. Reference is also made to Notes 3 and 5 of the Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

   The General Partners received a share of Partnership income for 1999 and 1998.

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

Item 12.  Certain Relationships and Related Transactions.

   (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described in the sections of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-17 to A-20 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 9. Cezar M. Froelich resigned as an individual general partner of the Partnership effective 90 days after August 14, 1997 but remains a shareholder of the Corporate General Partner. He is a principal of the law firm of Shefsky & Froelich Ltd., which acted as securities and real estate counsel to the Partnership. Reference is made to
Note 5 of the Notes to Consolidated Financial Statements filed with this annual report for a summary of transactions with affiliates.



   As a precondition to the new financing on Shoppes, the lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred in 1995 to an SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

   As a precondition to the new financing on Delchamps, the lender required that ownership of the property reside in an SPE. To accommodate the lender's requirements, ownership of the property was transferred in 1997 to the SPE, Brauvin/Delchamps L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Delchamps L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Delchamps L.P. did not affect the Partnership's economic ownership of the Delchamps property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

   (c)    No management persons are indebted to the Partnership.

   (d)    There have been no transactions with promoters.

Item 13. Exhibits, Consolidated Financial Statements and Reports on Form 8-K.

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

(c)    Form 8-K.
       None.

(d) An annual report for the fiscal year 1999 will be sent to the Limited Partners subsequent to this filing.



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

                      BY: Brauvin 6, Inc.
                          Corporate General Partner

                          By:  /s/ Jerome J. Brault
                               Jerome J. Brault
                               Chairman of the Board of
                               Directors and President

                          By:  /s/ James L. Brault
                               James L. Brault
                               Vice President and Secretary

                          By:  /s/ Thomas E. Murphy
                               Thomas E. Murphy
                               Chief Financial Officer and
                               Treasurer

                      INDIVIDUAL GENERAL PARTNER

                               /s/ Jerome J. Brault
                               Jerome J. Brault


Dated: March 30, 2000

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           Page

Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 1999 (Liquidation Basis)  . . . . . . .  F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the period July 12, 1999 to
December 31, 1999  (Liquidation Basis )  . . . . . . . . .  F-4

Consolidated Statements of Operations for the period
July 13, 1999 to December 31, 1999 (Liquidation Basis),
January 1, 1999 to July 12, 1999 (Going Concern Basis)
and the year ended December 31, 1998
(Going Concern Basis)  . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Partners' Capital, for
the period January 1, 1999 to July 12, 1999 and the
year ended December 31, 1998 (Going Concern Basis) . . . .  F-6

Consolidated Statements of Cash Flows for the year ended
December 31, 1998 (Going Concern Basis) . . . . . . . . . . F-7

Notes to Consolidated Financial Statements  . . . . . . . . F-8

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                   INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying financial statements as of December 31, 1999, and for the years ended December 31, 1999 and 1998 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Properties L.P. 6 at December 31, 1999, and the results of their operations for the years ended December 31, 1999 and 1998 and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, on July 12, 1999 the Partnership received approval by the Partners to sell substantially all of its assets. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis.


/s/ Deloitte & Touche LLP


Chicago, Illinois
February 16, 2000


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 1999

ASSETS

Real estate held for sale                           $16,958,250
Cash and cash equivalents                               687,830
Rent receivable
  allowances of $46,247)                                 65,133
Escrow and other deposits                               655,384
Other assets                                             19,322

    Total Assets                                     18,385,919

LIABILITIES

Mortgage notes payable (Note 4)                       8,594,600
Accounts payable and accrued
  expenses                                              205,731
Deferred gain on sale of property (Note 2)            7,479,029
Reserve for liquidation costs (Note 2)                  151,870
Due to affiliate                                         10,195
Tenant security deposits                                 13,549
    Total Liabilities                                16,454,974

Net Assets in Liquidation                           $ 1,930,945
















   See accompanying notes to consolidated financial statements


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
               JULY 12, 1999 TO DECEMBER 31, 1999



Net assets at July 12, 1999
 (Going Concern Basis)                                        $2,323,288

Income from operations                                           160,823

Distributions to Limited Partners (a)                           (274,453)

Adjustment to liquidation basis                                 (278,713)

Net assets in liquidation at December 31, 1999                $1,930,945

(a) Distributions to Limited Partners were approximately $35.00 per
    Unit.






















  See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Liquidation   (Going Concern        (Going
                             Basis)           Basis)      Concern Basis)
                           July 13, 1999   January 1,        For the
                               to           1999 to          year ended
                        December 31,1999  July 12,1999   December 31,1998
INCOME
Rental                       $ 736,964    $1,061,922     $ 1,772,670
Interest                        21,095        19,438          53,886
Other, primarily expense
  reimbursements                57,960       236,479         387,066

       Total income            816,019     1,317,839       2,213,622

EXPENSES
Interest                       338,595       498,998         864,778
Depreciation                        --       207,466         360,779
Real estate taxes               54,275        66,613         114,194
Repairs and maintenance         13,261        14,780          22,193
Management fees (Note 5)        53,665        86,262         145,418
Other property operating        83,562        91,606         192,116
General and administrative     111,838       132,554         272,971

  Total expenses               655,196     1,098,279       1,972,449

Income before adjustment
 to liquidation basis          160,823       219,560         241,173

Adjustment to liquidation
             basis            (278,713)            -              --

Net (loss) income            $(117,890)   $  219,560      $   241,173

Net (loss) income allocated to:
  General Partners           $  (1,179)   $    2,196      $     2,412
  Limited Partners           $(116,711)   $  217,364      $   238,761

Net (loss) income Per Limited
  Partnership Interest
  (7,842.5 Units)            $  (14.88)   $    27.72      $     30.44

  See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            For the period January 1, 1999 to July 12, 1999
              and the year ended December 31, 1998

                                  General     Limited
                                 Partners    Partners*      Total

Balance, January 1, 1998       $ 13,716    $2,670,170  $2,683,886

  Net income                      2,412       238,761     241,173
  Cash distributions                 --      (548,380)   (548,380)

Balance, December 31, 1998       16,128     2,360,551   2,376,679

  Net income                      2,196       217,364     219,560
  Cash distributions                 --      (272,951)   (272,951)

Balance, July 12, 1999          $18,324    $2,304,964  $2,323,288

* Total Units outstanding at July 12, 1999 and December 31, 1998 were 7,842.50. Cash distributions to Limited Partners per Unit were approximately $34.80 and $69.92, respectively, for the period January 1, 1999 to July 12, 1999 and for the year ended December 31, 1998.

  In connection with the July 12, 1999 authorization of the Limited Partners to sell the Partnership's assets, the Partnership adopted the liquidation basis of accounting as explained in Notes 1 and 2. The presentation format used in 1998 is, therefore, no longer applicable. The effect of the change in adopting the liquidation basis is reflected in the Consolidated Statement of Changes in Net Assets in Liquidation.









   See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the year ended December 31, 1998

Cash Flows From Operating Activities:
Net income                                            $241,173
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation                                           360,779
Provision for doubtful accounts                         24,222
Changes in:
Rent receivable                                         70,002
Escrow and other deposits                              (41,300)
Other assets                                            38,869
Accounts payable and accrued expenses                   23,374
Due to affiliate                                        (1,661)
Net cash provided by operating activities              715,458

Cash Flows From Investing Activities:
Capital expenditures                                   (30,229)
Cash used in investing activities                      (30,229)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                   (110,588)
Cash distributions to Limited Partners                (548,380)
Net cash used in financing activities                 (658,968)

Net increase in cash and cash equivalents               26,261
Cash and cash equivalents at
  beginning of year                                    749,946

Cash and cash equivalents at end of year             $ 776,207

Supplemental disclosure of cash flow information:
     Cash paid for mortgage interest                 $ 826,784









  See accompanying notes to consolidated financial statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 1999 and 1998

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 1999.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.



   Rental Income

   Prior to the conversion from the going concern basis to the liquidation basis of accounting, rental income was recognized on a straight line basis over the life of the related leases.
Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable.

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

   Subsequent to the adoption of the liquidation basis of accounting, the Partnership adjusted its investments in real estate to estimated net realizable value, which is recorded as real estate held for sale. Additionally, the Partnership suspended recording any further depreciation expense.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 1999.



(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $278,713 which is included in the December 31, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $7,479,029
     Write-off of deferred rent receivable                   (25,878)
     Write-off of mortgage costs                            (100,965)
     Increase in deferred gain on sale
       of real estate                                     (7,479,029)
     Estimated liquidation costs                            (151,870)

     Total adjustment to liquidation basis                $ (278,713)

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

  A cash distribution for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. The Preferential Distribution Deficiency equaled
$4,208,073 after this distribution.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 1999, consisted of the following:
                                           Interest     Date
                                  1999        Rate       Due
Shoppes on the Parkway(a)       $5,759,289      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)        2,835,311      9.03%      2/01/02
                                $8,594,600

   The net carrying value of the Delchamps property and the Shoppes property approximated $4,759,000 and $10,999,000, respectively, at December 31, 1999. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

   Maturities of the mortgage notes payable are as follows:

            2000                   $  132,707
            2001                      146,554
            2002                    8,315,339
                                   $8,594,600

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

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1999 and 1998 were as follows:
                                           1999                 1998
Management fees                         $139,927             $145,418
Reimbursable office expenses             133,114              154,500

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $10,195 for management fees, as of December 31, 1999.

(6)  OPERATING LEASES

   The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

For the years ended December 31,:
                       2000                   $1,496,315
                       2001                    1,249,998
                       2002                      860,378
                       2003                      591,062
                       2004                      447,367
                    Thereafter                   835,856
                       Total                  $5,480,976

   Contingent rental income approximated $37,000 and $33,000 in 1999 and 1998, respectively.

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from the anchor tenant of Delchamps approximates 18% of rental income for the Partnership for both years ended December 31, 1999 and 1998. Rental income received from Ponderosa approximates 7.3% and 7.2% of rental income for the Partnership for the years ended December 31, 1999 and 1998, respectively.

                           EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant


Exhibit (27)           Financial Data Schedule

                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin/Shoppes on the Parkway L.P.                Delaware

Brauvin/Delchamps L.P.                             Delaware