Form 10QSB
period 2000-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2000-05-19
CIK 793066

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

          For the three months ended     March 31, 2000

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

         Consolidated Statement of Net Assets in Liquidation
         as of March 31, 2000 (Liquidation Basis). . . . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2000 to
         March 31, 2000 (Liquidation Basis). . . . . . . . . . . . . . .5

         Consolidated Statements of Operations for the
         three months ended March 31, 2000 (Liquidation
         Basis) and the three months ended March 31, 1999
         (Going Concern Basis) . . . . . . . . . . . . . . . . . . . . .6

         Consolidated Statement of Cash Flows for the
         three months ended March 31, 1999 (Going Concern
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to March 31, 2000 (Liquidation Basis), Consolidated Statements of Operations for the three months ended March 31, 2000 (Liquidation Basis) and the three months ended March 31, 1999 (Going Concern Basis) and the Consolidated Statement of Cash Flows for the three months ended March 31, 1999 (Going Concern Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2000 (LIQUIDATION BASIS)
                          (Unaudited)



ASSETS

Real estate held for sale                           $16,958,250
Cash and cash equivalents                               661,197
Rent receivable (net of
   allowances of $60,600)                                85,342
Escrow and other deposits                               627,914
Other assets                                              7,728

     Total Assets                                    18,340,431

LIABILITIES

Mortgage notes payable (Note 4)                       8,562,237
Accounts payable and accrued
   expenses                                             176,194
Deferred gain on sale of property (Note 2)            7,479,029
Reserve for liquidation costs (Note 2)                  151,870
Due to affiliate                                         10,889
Tenant security deposits                                 13,549
     Total Liabilities                               16,393,768

Net Assets in Liquidation                           $ 1,946,663








   See accompanying notes to consolidated financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1,2000 TO MARCH 31, 2000
                          (Unaudited)



Net assets at January 1, 2000                                 $1,930,945

Income from operations                                           153,694

Distributions to Limited Partners (a)                           (137,976)

Net assets in liquidation at March 31, 2000                   $1,946,663





(a) Distributions to Limited Partners were approximately $17.60 per Unit.



  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


             CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended March 31,
                          (Unaudited)


                                            (Liquidation  (Going Concern
                                                Basis)         Basis)
                                                 2000           1999
INCOME
Rental                                         $447,908       $501,057
Interest                                         12,727          8,450
Other, primarily tenant
   expense reimbursements                        78,639        101,678
      Total income                              539,274        611,185

EXPENSES
Interest                                        201,796        213,698
Depreciation                                          0         88,914
Real estate taxes                                30,222         28,548
Repairs and maintenance                           6,380          8,310
Management fees (Note 4)                         32,451         38,431
Other property operating                         44,182         54,091
General and administrative                       70,549         40,537
      Total expenses                            385,580        472,529

Net income                                     $153,694       $138,656

Net income allocated to the
   General Partners                            $  1,537       $  1,387

Net income allocated to the
   Limited Partners                            $152,157       $137,269

Net income per limited partnership
 interest (7,842.5 units)                      $  19.40       $  17.50




   See accompanying notes to consolidated financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended March 31,1999
                     (GOING CONCERN BASIS)
                          (Unaudited)

Cash Flows From Operating Activities:
Net income                                           $138,656
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation                                           88,914
Provision for doubtful accounts                       (13,000)
Changes in:
      Rent receivable                                  (4,876)
      Escrow and other deposits                        19,336
      Other assets                                      9,716
      Accounts payable and accrued expenses           (84,643)
      Due to affiliate                                  3,855
      Net cash provided by operating activities       157,958

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                   (30,193)
Cash distributions to Limited Partners               (137,976)
Net cash used in financing activities                (168,169)

Net increase in cash and cash equivalents             (10,211)
Cash and cash equivalents at
 beginning of year                                    776,207

Cash and cash equivalents at end of period          $ 765,996

Supplemental disclosure of cash flow information:
 Cash paid for mortgage interest                    $ 204,149



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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2000.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at March 31, 2000.

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

  A cash distribution for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. There was no distribution for the first quarter 2000, which would have been paid May 15, 2000. The Preferential Distribution
Deficiency equaled $4,382,466 at March 31, 2000.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2000, consisted of the following:
                                              Interest           Date
                                  2000           Rate             Due
Shoppes on the Parkway(a)       $5,736,085       9.55%          5/01/02
Delchamps Plaza
 North Shopping Center(b)        2,826,152       9.03%          2/01/02
                                $8,562,237

   The net carrying value of the Delchamps property and the Shoppes property approximated $4,759,000 and $10,999,000, respectively, at March 31, 2000. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.



   Maturities of the mortgage notes payable are as follows:

            2000                   $  100,345
            2001                      146,554
            2002                    8,315,338
                                   $8,562,237

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

   Subsequent to March 31, 2000, the Partnership has been informed that the largest single tenant at the Delchamps Shopping Center (the "Shopping Center") located in Tuscaloosa, Alabama has rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, is in the process of selling its fixtures and equipment from this store. Upon completion of this sale the tenant will be returning the keys to the Partnership. In addition, the Rite Aid drugstore has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. If the Rite Aid cancels its lease the total vacancy rate at the Shopping Center would be over 87% and the rental revenue from the Shopping Center would decrease by approximately 82%.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 2000 and 1999 were as follows:

                                           2000                 1999
Management fees                         $ 31,757             $ 38,431
Reimbursable office expenses              36,740               38,625

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $10,889 for management fees, as of March 31, 2000.

Item 2.        Management's Discussion and Analysis of Plan of
               Operation.

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

   Subsequent to March 31, 2000, the Partnership has been informed that the largest single tenant at the Delchamps Shopping Center (the "Shopping Center") located in Tuscaloosa, Alabama has rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, is in the process of selling its fixtures and equipment from this store. Upon completion of this sale the tenant will be returning the keys to the Partnership. In addition, the Rite Aid drugstore has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. If the Rite Aid cancels its lease the total vacancy rate at the Shopping Center would be over 87% and the rental revenue from the Shopping Center would decrease by approximately 82%.

   The Partnership has paid annual cash distributions to Limited
Partners since 1986, as many of the Partnership's properties have been operating in strong retail markets.

   Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

Distribution
    Date               2000 (A)  1999     1998

February 15           $17.59    $16.49   $16.49
May 15                           17.21    17.21
August 15                        17.40    17.40
November 15                      17.59    17.59

(A) A cash distribution for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. There was no distribution for the first quarter 2000, which would have been paid May 15, 2000.





  A cash distribution for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. The Preferential Distribution Deficiency equaled
$4,382,466 after this distribution.

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

  The General Partners determined to pursue the disposition of the Partnership's assets. In 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all of the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

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

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, and December 31, 1999.

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

Results of Operations - Three Months Ended March 31, 2000
(Liquidation Basis) and the Three Months Ended March 31, 1999
(Going Concern Basis)
  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $154,000 for the three months ended March 31, 2000 as compared to net income of $139,000 for the same three month period in 1999. The $15,000 increase in net income resulted primarily from a $87,000 decrease in total expenses which was partially offset by a $72,000 decrease in total income.

  Total income for the three months ended March 31, 2000 was $539,000 as compared to $611,000 for the same three month period in 1999, a decrease of $72,000. The $72,000 decrease resulted primarily from a decrease in rental income at Shoppes due to a decrease in the occupancy, and a decrease in percentage rental income caused by lower sales of several tenants.

  For the three months ended March 31, 2000 total expenses were $386,000 as compared to $473,000 for the same three month period in 1999, a decrease of $87,000. The decrease of $87,000 was due primarily to a decrease in depreciation of $88,000. Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

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


                    DATE:  May 19, 2000


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  May 19, 2000