Form 10QSB
period 2000-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2000-08-14
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

              For the three months ended     June 30, 2000

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

         Consolidated Statement of Net Assets in Liquidation
         as of June 30, 2000 (Liquidation Basis) . . . . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2000 to
         June 30, 2000 (Liquidation Basis) . . . . . . . . . . . . . . .5

         Consolidated Statements of Operations for the
         six months ended June 30, 2000 (Liquidation Basis)
         and the six months ended June 30, 1999 (Going
         Concern Basis). . . . . . . . . . . . . . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
         three months ended June 30, 2000 (Liquidation
         Basis) and the three months ended June 30, 1999
         (Going Concern Basis) . . . . . . . . . . . . . . . . . . . . .7

         Consolidated Statement of Cash Flows for the
         six months ended June 30, 1999 (Going Concern
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to June 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2000 (Liquidation Basis) and the six months ended June 30, 1999 (Going Concern Basis), Consolidated Statements of Operations for the three months ended June 30, 2000 (Liquidation Basis) and the three months ended June 30, 1999 (Going Concern Basis) and the Consolidated Statement of Cash Flows for the six months ended June 30, 1999 (Going Concern Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               June 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                           $16,655,025
Cash and cash equivalents                               727,540
Rent receivable (net of
   allowances of $116,100)                               52,055
Escrow and other deposits                               678,904

     Total Assets                                    18,113,524

LIABILITIES

Mortgage notes payable (Note 4)                       8,532,485
Accounts payable and accrued
   expenses                                             201,909
Deferred gain on sale of property (Note 2)            7,175,804
Reserve for liquidation costs (Note 2)                  151,870
Due to affiliate                                          9,090
Tenant security deposits                                 13,549
     Total Liabilities                               16,084,707

Net Assets in Liquidation                           $ 2,028,817



   See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1,2000 TO June 30, 2000
                          (Unaudited)



Net assets at January 1, 2000                                 $1,930,945

Income from operations                                           235,848

Distributions to Limited Partners (a)                           (137,976)

Net assets in liquidation at June 30, 2000                    $2,028,817





(a) Distributions to Limited Partners were approximately $17.60 per
    Unit.





  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                            (Liquidation  (Going Concern
                                                Basis)         Basis)
                                                2000            1999
INCOME
Rental                                        $ 888,833      $ 913,336
Interest                                         27,434         16,888
Other, primarily tenant
   expense reimbursements                       144,033        201,533
      Total income                            1,060,300      1,131,757

EXPENSES
Interest                                        402,695        428,104
Depreciation        --                          177,828
Real estate taxes                                60,444         57,097
Repairs and maintenance                          13,424         13,142
Management fees (Note 5)                         62,633         76,419
Other property operating                         93,122         79,838
General and administrative                      192,134        115,229
      Total expenses                            824,452        947,657

Net income                                    $ 235,848      $ 184,100

Net income allocated to the
   General Partners                           $   2,358      $   1,841

Net income allocated to the
   Limited Partners                           $ 233,490      $ 182,259

Net income per limited partnership
   interest (7,842.5 units)                   $   29.77      $   23.24







   See accompanying notes to consolidated financial statements

                 BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)


                                          (Liquidation     (Going Concern
                                              Basis)           Basis)
                                               2000             1999
INCOME
Rental                                         $440,925       $412,279
Interest                                         14,707          8,438
Other, primarily tenant
   expense reimbursements                        65,394         99,855
      Total income                              521,026        520,572

EXPENSES
Interest                                        200,899        214,406
Depreciation        --                           88,914
Real estate taxes                                30,222         28,549
Repairs and maintenance                           7,044          4,832
Management fees (Note 5)                         30,182         37,988
Other property operating                         48,940         25,747
General and administrative                      121,585         74,692
      Total expenses                            438,872        475,128

Net income                                     $ 82,154       $ 45,444

Net income allocated to the
   General Partners                            $    822       $    454

Net income allocated to the
   Limited Partners                            $ 81,332       $ 44,990

Net income per limited partnership
 interest (7,842.5 units)                      $  10.37       $   5.74







   See accompanying notes to consolidated financial statements

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended June 30, 1999
                     (GOING CONCERN BASIS)
                          (Unaudited)

Cash Flows From Operating Activities:
Net income                                          $ 184,100
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation                                          177,828
Provision for doubtful accounts                         8,661
Changes in:
  Rent receivable                                      73,512
  Escrow and other deposits                           (33,772)
  Due from affiliate                                  (15,510)
  Other assets                                        (23,074)
  Accounts payable and accrued expenses               (29,191)
  Due to affiliate                                      4,740
Net cash provided by operating activities             347,294

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                   (59,675)
Cash distributions to Limited Partners               (272,952)
Net cash used in financing activities                (332,627)

Net increase in cash and cash equivalents              14,667
Cash and cash equivalents at
 beginning of year                                    776,207

Cash and cash equivalents at end of period          $ 790,874

Supplemental disclosure of cash flow information:
 Cash paid for mortgage interest                    $ 409,010







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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2000.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at June 30, 2000.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

  On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $278,713 which was included in the December 31, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)           $7,175,804
     Write-off of deferred rent receivable                  (25,878)
     Write-off of mortgage costs                           (100,965)
     Increase in deferred gain on sale
       of real estate                                    (7,175,804)
     Estimated liquidation costs                           (151,870)

     Total adjustment to liquidation basis               $ (278,713)

  (a) Net of estimated closing costs.

  Due to the bankruptcy and rejection of the lease by Del Champs Inc. and the related pending vacancy at the Del Champs Shopping Center the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced by $303,225 in the second quarter.

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

  A cash distribution for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. There was no distribution for the first or second quarter of 2000, which would have been paid May 15, 2000 and August 15, 2000. The Preferential Distribution Deficiency equaled
$4,556,859 at June 30, 2000.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2000, consisted of the
following:
                                       Interest      Date
                              2000        Rate        Due
Shoppes on the Parkway(a) $5,712,323     9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)  2,820,162     9.03%      2/01/02
                          $8,532,485


   The net carrying value of the Delchamps property and the Shoppes property approximated $4,455,775 and $10,999,000, respectively, at June 30, 2000. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

   Maturities of the mortgage notes payable are as follows:

            2000                   $   70,592
            2001                      146,554
            2002                    8,315,339
                                   $8,532,485

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

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at the Delchamps Shopping Center (the "Shopping Center") located in Tuscaloosa, Alabama has rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, is in the process of selling its fixtures and equipment from this store. Upon completion of this sale the tenant will be returning the keys to the Partnership. In addition, the Rite Aid drugstore has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. If the Rite Aid cancels its lease the total vacancy rate at the Shopping Center would be over 87% and the rental revenue from the Shopping Center would decrease by approximately 82%.

   The Partnership is currently negotiating a debt restructuring with the mortgage lender.

   Additionally, in the second quarter, the Partnership began to negotiate a debt restructuring plan with the mortgage lender. The Partnership stopped making the monthly payments required under the mortgage loan in June and on August 10, 2000 the Partnership was informed that the mortgage lender has accelerated the mortgage loan. The Partnership continues to communicate with the mortgage lender in an attempt to achieve a workable restructuring of the mortgage loan.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2000 and 1999 were as follows:

                                           2000                 1999
Management fees                         $ 62,633             $ 76,419
Reimbursable office expenses              74,378               61,740

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $9,090 for management fees, as of June 30, 2000.

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

   Early in the Shoppes marketing process, the Partnership received an expression of interest that was below the property's appraised value. Although the property has been marketed broadly, we have not received any other offers to date. We believe this is due the changing tenancy of "outlet centers" similar to Shoppes.
In particular, the tenant mix at our 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger, "mega-centers." This has caused our occupancy to decline. We are seeking to find an anchor tenant, such as a gourmet grocery, to attract more activity to the center. We will continue to market the space for lease and the property for sale. However, the success of the leasing activity will directly drive the results of the sales efforts.

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. Because of its high cash flow, we believe it is in the best interest of the Partnerships to sell this property last. Also, because of its relatively small size (approximately 5,400 sq. ft.), it is likely that there will be a larger number of potential buyers for this property. Accordingly, although Grub and Ellis has been engaged to market this property, we have not received any offers on this property to date.

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

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at the Delchamps Shopping Center (the "Shopping Center") located in Tuscaloosa, Alabama has rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, is in the process of selling its fixtures and equipment from this store. Upon completion of this sale the tenant will be returning the keys to the Partnership. In addition, the Rite Aid drugstore has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. If the Rite Aid cancels its lease the total vacancy rate at the Shopping Center would be over 87% and the rental revenue from the Shopping Center would decrease by approximately 82%.

   To address these difficult issues, the Partnership engaged Coldwell Banker Commercial to market the center for lease to a broad variety of potential users. To date, the center has been well received; but we do not yet have any firm prospects to release the anchor space. Further, the costs of re-tenanting the space could be significant.

   In addition, the Partnership has approached the lender and requested certain modifications to the existing loan. These modifications will allow the Partnership additional time to market the vacant anchor space for lease, and the center itself for sale, during this period of limited occupancy and cash flow. The Partnership began to negotiate a debt restructuring plan with the mortgage lender. The Partnership stopped making the monthly payments required under the mortgage loan in June and on August 10, 2000 the Partnership was informed that the mortgage lender has accelerated the mortgage loan. The Partnership continues to communicate with the mortgage lender in an attempt to achieve a workable restructuring of the mortgage loan.

   Primarily as a result of the occupancy loss at Del Champs, the General Partners have temporarily deferred distributions. The General Partners will likely continue to defer distributions until we have received feedback from our lender regarding its willingness to modify the loan terms, or until we have identified a replacement tenant. Further, the General Partners believe it is prudent to build reserves as quickly as possible. The Partnership will likely need these funds to pay debt service or pay for tenant improvement costs for replacement tenants.

   Below is a table summarizing the historical data for distribution per Limited Partnership Interest for the last two years:

Distribution
    Date               2000 (A)  1999     1998

February 15             $17.59  $16.49   $16.49
May 15                           17.21    17.21
August 15                        17.40    17.40
November 15                      17.59    17.59

(A) A cash distribution for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. There was no distribution for the first or second quarter 2000, which would have been paid May 15, 2000, and August
15, 2000, respectively.

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

  To date, over 250 potential purchasers have been contacted regarding the sale of the properties. Of those contacted, approximately 120 potential buyers have registered to receive packages on one or more of the properties. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation.

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2000 and December 31, 1999.

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

Results of Operations - Six Months Ended June 30, 2000 (Liquidation Basis) and the Six Months Ended June 30, 1999 (Going Concern Basis)
  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $236,000 for the six months ended June 30, 2000 as compared to net income of $184,000 for the same six month period in 1999. The $52,000 increase in net income resulted primarily from a $124,000 decrease in total expenses which was partially offset by a $72,000 decrease in total income.

  Total income for the six months ended June 30, 2000 was $1,060,000 as compared to $1,132,000 for the same six month period in 1999, a decrease of $72,000. The $72,000 decrease resulted primarily from a decrease in rental income at Shoppes due to a decrease in the occupancy, and a decrease in percentage rental income caused by lower sales of several tenants. In addition other tenant expense reimbursements are lower primarily as a result of the tenancy problems at the Del Champs property as described above.

  For the six months ended June 30, 2000 total expenses were $824,000 as compared to $948,000 for the same six month period in 1999, a decrease of $124,000. The decrease of $124,000 was due primarily to a decrease in depreciation of $178,000. Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded. There also was a $25,000 decrease in interest expense. These decreases were offset by an increase in general and administrative expense of $79,000, which was primarily associated with an increase in bad debt expense at Del Champs.

Results of Operations - Three months ended June 30, 2000
(Liquidation Basis) and the Three months ended June 30, 1999 (Going
Concern Basis)
  (Amounts rounded to nearest $000's)

  The Partnership generated net income of $82,000 for the three months ended June 30, 2000 as compared to net income of $45,000 for the same three month period in 1999. The $37,000 increase in net income resulted primarily from a $37,000 decrease in total expense.

  Total income for the three months ended June 30, 2000 was $521,000 as compared to $521,000 for the same three month period in 1999.

  For the three months ended June 30, 2000 total expenses were $439,000 as compared to $476,000 for the same three month period in 1999, a decrease of $37,000. The decrease of $37,000 was due primarily to a decrease in depreciation expense of $89,000. Partially offsetting the decrease in depreciation expense was an increase of $47,000 in general and administrative expense.

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


                    BY:    Brauvin 6, Inc.
                           Corporate General Partner of
                           Brauvin Income Properties L.P. 6


                    BY:
                           Jerome J. Brault
                           Chairman of the Board of
                           Directors and President


                    DATE:  August 14, 2000


                    BY:
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  August 14, 2000