Form 10QSB
period 2000-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2000-11-14
CIK 793066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

         For the three months ended     September 30, 2000

                                or

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

         Consolidated Statement of Net Assets in Liquidation
         as of September 30, 2000 (Liquidation Basis). . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2000 to
         September 30, 2000 (Liquidation Basis). . . . . . . . . . . . .5

         Consolidated Statements of Operations for the
                  nine months ended September 30, 2000 (Liquidation Basis)and the period January 1, 1999 to July 12,
         1999 (Going Concern Basis) and the period July 13,
         1999 to September 30, 1999 (Liquidation Basis). . . . . . . . .6

         Consolidated Statements of Operations for the
                  three months ended September 30, 2000 (Liquidation Basis)and the period July 1, 1999 to July 12, 1999
         (Going Concern Basis) and the period July 13, 1999
         to September 30, 1999 (Liquidation Basis) . . . . . . . . . . .7

         Consolidated Statement of Cash Flows for the period
         January 1, 1999 to July 12, 1999 (Going Concern
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to September 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2000 (Liquidation Basis) and the period January 1, 1999 to July 12, 1999 (Going Concern Basis), and the period July 13, 1999 to September 30, 1999 (Liquidation Basis), Consolidated Statements of Operations for the three months ended September 30, 2000 (Liquidation Basis) and the period July 1, 1999 to July 12, 1999 (Going Concern Basis), and the period July 13, 1999 to September 30, 1999 (Liquidation Basis) and the Consolidated Statement of Cash Flows for the period January 1, 1999 to July 12, 1999 (Going Concern Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)



ASSETS

Real estate held for sale                           $16,324,500
Cash and cash equivalents                               683,203
Rent receivable (net of
   allowances of $125,250)                               56,870
Escrow and other deposits                               740,936
Other assets                                             30,646

     Total Assets                                    17,836,155

LIABILITIES

Mortgage notes payable (Note 4)                       8,496,598
Accounts payable and accrued
   expenses                                             235,993
Deferred gain on sale of property (Note 2)            6,845,279
Reserve for liquidation costs (Note 2)                  151,870
Due to affiliate                                          9,532
Tenant security deposits                                 14,749
     Total Liabilities                               15,754,021

Net Assets in Liquidation                           $ 2,082,134






   See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
              JANUARY 1,2000 TO SEPTEMBER 30, 2000
                          (Unaudited)



Net assets at January 1, 2000                                 $1,930,945

Income from operations                                           289,165

Distributions to Limited Partners (a)                           (137,976)

Net assets in liquidation at September 30, 2000               $2,082,134





(a) Distributions to Limited Partners were approximately $17.60 per
    Unit.








  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2000 (Liquidation Basis)
 and the period January 1, 1999 to July 12, 1999 (Going Concern
      Basis), and the period July 13, 1999 to September 30, 1999
                      (Liquidation Basis)
                          (Unaudited)
                                                                 (Going
                                  (Liquidation   (Liquidation    Concern
                                       Basis)        Basis)       Basis)
                                   Nine Months       Period       Period
                                       Ended     July 13, to   January 1,
                                  September 30, September 30, to July 12,
                                        2000         1999          1999
INCOME
Rental                               $1,295,053     $ 291,068  $1,061,922
Interest                                 44,152         9,309      19,438
Other, primarily tenant
   expense reimbursements               217,309        59,546     236,479
   Total income                       1,556,514       359,923   1,317,839

EXPENSES
Interest                                629,061       135,413     498,998
Depreciation                                 --            --     207,466
Real estate taxes                        90,666        19,033      66,613
Repairs and maintenance                  17,485         3,847      14,780
Management fees (Note 5)                 92,569        23,328      86,262
Other property operating                135,279        37,149      91,606
General and administrative              302,289        34,486     132,554
   Total expenses                     1,267,349       253,256   1,098,279

Income before adjustment
   to liquidation basis                 289,165       106,667     219,560

Adjustment to liquidation
   basis                                     --      (722,312)         --


Net income (loss)                    $  289,165     $(615,645) $  219,560

Net income (loss) allocated
   to the General Partners           $    2,892     $  (6,156) $    2,196

Net income (loss) allocated
   to the Limited Partners           $  286,273     $(609,489) $  217,364

Net income (loss) per
   Limited Partnership
   Interest (9,550 units
   outstanding)                      $    36.50     $  (77.72) $    27.72





  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2000 (Liquidation Basis)
  and the period July 1, 1999 to July 12, 1999 (Going Concern
      Basis), and the period July 13, 1999 to September 30, 1999
                      (Liquidation Basis)
                          (Unaudited)
                                                                 (Going
                                  (Liquidation   (Liquidation    Concern
                                      Basis)         Basis)       Basis)
                                  Three Months       Period       Period
                                       Ended     July 13, to   July 1, to
                                  September 30, September 30,    July 12,
                                        2000         1999          1999
INCOME
Rental                                 $406,220     $ 291,068   $ 148,586
Interest                                 16,718         9,309       2,550
Other, primarily tenant
   expense reimbursements                73,276        59,546      34,946
   Total income                         496,214       359,923     186,082

EXPENSES
Interest                                226,366       135,413      70,894
Depreciation                                 --            --      29,638
Real estate taxes                        30,222        19,033       9,516
Repairs and maintenance                   4,061         3,847       1,638
Management fees (Note 5)                 29,936        23,328       9,843
Other property operating                 42,157        37,149      11,768
General and administrative              110,155        34,486      17,325
   Total expenses                       442,897       253,256     150,622

Income before adjustment
   to liquidation basis                  53,317       106,667      35,460

Adjustment to liquidation
   basis                                     --      (722,312)         --

Net income (loss)                      $ 53,317     $(615,645)  $  35,460

Net income (loss) allocated
   to the General Partners             $    533     $  (6,156)  $     355

Net income (loss) allocated
   to the Limited Partners             $ 52,784     $(609,489)  $  35,105

Net income (loss) per
   Limited Partnership
   Interest (9,550 units
   outstanding)                        $   6.73     $  (77.72)  $    4.48




  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

              CONSOLIDATED STATEMENT OF CASH FLOWS
        For the period January 1, 1999 to July 12, 1999
                     (GOING CONCERN BASIS)
                          (Unaudited)

Cash Flows From Operating Activities:
Net income                                           $ 219,560
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation                                           207,466
Provision for doubtful accounts                         (8,511)
Changes in:
           Rent receivable                              84,217
           Escrow and other deposits                   (50,264)
           Other assets                                (15,971)
           Accounts payable and accrued expenses       (71,520)
           Due to affiliate                            (10,078)
Net cash provided by operating activities              354,899

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                    (70,135)
Cash distributions to Limited Partners                (272,951)
Net cash used in financing activities                 (343,086)

Net increase in cash and cash equivalents               11,813
Cash and cash equivalents at
 beginning of year                                     776,207

Cash and cash equivalents at end of period           $ 788,020

Supplemental disclosure of cash flow information:
 Cash paid for mortgage interest                     $ 476,665







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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2000.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at September 30, 2000.

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

  Due to the pending contract on the Del Champs Shopping Center, the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced by $330,525 in the third quarter.

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

  A cash distribution for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. There was no distribution for the first, second, or third quarter of 2000, which would have been paid May 15, 2000, August 15, 2000, and November 15, 2000, respectively. The Preferential Distribution Deficiency equaled $4,731,252 at September 30, 2000.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2000, consisted of the following:
                                        Interest      Date
                            2000          Rate         Due
Shoppes on the Parkway(a) $5,687,989     9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)  2,808,609     9.03%      2/01/02
                          $8,496,598

   The net carrying value of the Delchamps property and the Shoppes property approximated $4,125,250 and $10,999,000, respectively, at September 30, 2000. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

   Maturities of the mortgage notes payable are as follows:

            2000                   $   34,705
            2001                      146,554
            2002                    8,315,339
                                   $8,496,598

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

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at the Delchamps Shopping Center (the "Shopping Center") located in Tuscaloosa, Alabama has rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, completed the process of selling its fixtures and equipment from this store. In October, 2000 the tenant returned the keys to the Partnership. In addition, the Rite Aid drugstore has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. If the Rite Aid cancels its lease the total vacancy rate at the Shopping Center would be over 87% and the rental revenue from the Shopping Center would decrease by approximately 82%.

   Additionally, in the second quarter, the Partnership began to negotiate a debt restructuring plan with the mortgage lender. The Partnership stopped making the monthly payments required under the mortgage loan in June and on August 10, 2000 the Partnership was informed that the mortgage lender has accelerated the mortgage loan. Subsequent to the acceleration, the Partnership has made all required payments and is now current on all of its obligations.
The Partnership continues to communicate with the mortgage lender in an attempt to achieve a workable restructuring of the mortgage loan.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 2000 and 1999 were as follows:

                                           2000                 1999
Management fees                         $ 92,569             $109,590
Reimbursable office expenses             113,077               99,114

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $9,532 for management fees, as of September 30, 2000.

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

   Early in the Shoppes marketing process, the Partnership received an expression of interest that was below the property's appraised value. Although the property has been marketed broadly, we have not received any other offers to date. We believe this is due the changing tenancy of "outlet centers" similar to Shoppes.
In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger, "mega-centers." This has caused our occupancy to decline. The Partnership is seeking to find an anchor tenant, such as a gourmet grocery, to attract more activity to the center. The Partnership will continue to market the space for lease and the property for sale. However, the success of the leasing activity will directly drive the results of the sales efforts.

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. Because of its high cash flow, the Partnership will sell this property last. Also, because of its relatively small size (approximately
5,400 sq. ft.), it is likely that there will be a larger number of potential buyers for this property. Accordingly, although Grub and Ellis has been engaged to market this property, we have not received any offers on this property to date.

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

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at the Delchamps Shopping Center (the "Shopping Center") located in Tuscaloosa, Alabama has rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, completed the process of selling its fixtures and equipment from this store. In October, 2000 the tenant returned the keys to the Partnership. In addition, the Rite Aid drugstore has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. If the Rite Aid cancels its lease the total vacancy rate at the Shopping Center would be over 87% and the rental revenue from the Shopping Center would decrease by approximately 82%.

   To address these difficult issues, the Partnership engaged Coldwell Banker Commercial to market the center for lease to a broad variety of potential users. To date, the center has been well received; but we do not yet have any firm prospects to release the anchor space. Further, the costs of re-tenanting the space could be significant.

   In addition, the Partnership has approached the lender and requested certain modifications to the existing loan. These modifications will allow the Partnership additional time to market the vacant anchor space for lease, and the center itself for sale, during this period of limited occupancy and cash flow. The Partnership began to negotiate a debt restructuring plan with the mortgage lender. The Partnership stopped making the monthly payments required under the mortgage loan in June and on August 10, 2000 the Partnership was informed that the mortgage lender has accelerated the mortgage loan. Subsequent to the acceleration, the Partnership has made all required payments and is now current on all of its obligations. The Partnership continues to communicate with the mortgage lender in an attempt to achieve a workable restructuring of the mortgage loan.

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

(A) A cash distribution for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. There was no distribution for the first, second, or third quarter 2000, which would have been paid May 15, 2000, August 15, 2000, and November 15, 2000, respectively.

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

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2000 and December 31, 1999.

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

Results of Operations - Nine months ended September 30, 2000
(Liquidation Basis) and the period January 1 to July 12, 1999
(Going Concern Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

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


                    DATE:  November 14, 2000


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  November 14, 2000