Form 10KSB
period 2000-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2001-05-10
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2000

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

Securities registered pursuant to Section 12(b)of the Exchange Act:

   Title of each class                Name of each exchange on
                                          which registered
              None                              None

Securities registered pursuant to Section 12(g)of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent year $2,009,978.

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

                 BRAUVIN INCOME PROPERTIES L.P. 6
                  2000 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                                      Page
Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .3

Item 2.  Description of Properties . . . . . . . . . . . . . . . . . . .6

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 11

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                             PART II

Item 5.  Market for the Issuer's Limited Partnership
         Interests and Related Security Holder Matters . . . . . . . . 13

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

Item 12. Certain Relationships and Related Transactions. . . . . . . . 26

Item 13. Exhibits, Consolidated Financial Statements and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

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

   The General Partners originally intended to dispose of the Partnership's properties approximately six to nine years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged nationally known appraisal firms to value the Partnership's assets. Additionally, these firms are assisting the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

   The General Partners have determined to pursue the disposition of the Partnership's assets. In 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all of the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

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

   On February 9, 2001, the Partnership received notice that an unsolicited tender offer to purchase up to 1,568.5 outstanding Units was to commence with a tender price of $500 per Unit. This offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and expired on March 19, 2001. As a result of this tender offer 896.25 economic interests in the Partnership were transferred.

   The General Partners remained neutral as to the particular merits or risks associated with these tender offers.

   The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

   As of December 31, 2000, the Partnership owned three rental properties. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

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

   The Partnership strives to maximize occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Expectations are that due to a stable local economic environment, rental rates will remain flat or increase slightly at the Partnership's properties. The average spot rental rates for tenants at the Shoppes on the Parkway shopping center in Hilton Head, South Carolina have increased from approximately $13.00 per square foot in 1993 to approximately $19.29 per square foot in 2000. However, given the current vacancy rate of 37% the asking rate is significantly lower. The average spot rental rates for tenants at the Delchamps Plaza North shopping center in Tuscaloosa, Alabama have increased from approximately $8.36 per square foot in 1993 to approximately $11.58 per square foot in 2000.

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

Item 2. Description of Properties.

   The following is a discussion of the rental properties owned and operated by the Partnership during 2000. For the purpose of the information disclosed in this section, the following terms are defined as follows:

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

   During the year ended December 31, 2000, the Partnership owned the properties described below:

(a) Delchamps Plaza North Shopping Center ("Delchamps")

   On November 12, 1987, the Partnership acquired Delchamps located in Tuscaloosa, Alabama, for approximately $4,058,000. The purchase was funded with approximately $715,000 in cash at closing and by assuming an existing first mortgage loan from Lincoln National Life Insurance Company. The mortgage had an original principal balance of $3,375,000 and a balance of $3,343,000 in November 1987. The loan bore interest at a rate of 9.375% per annum and matured on December 1, 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $24,600 and matures on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, was used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company. The outstanding mortgage balance encumbered by this property was $2,798,824 at December 31, 2000.

   Delchamps is a community shopping center constructed in 1986 with approximately 59,400 rentable square feet on a seven acre site. Delchamps is currently anchored by Harco Drug, a Tuscaloosa based drug store chain. Delchamps has seven stores and was 29% occupied at December 31, 2000.

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at Delchamps has rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, completed the process of selling its fixtures and equipment from this store. In October 2000 the tenant vacated the space. In addition, the Harco Drug store has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. Harco Drug store has not canceled its lease.

   To address these occupancy issues, the Partnership engaged Coldwell Banker Commercial to market the center for lease to a broad variety of potential users. Further, the costs of re-tenanting the space could be significant. The Partnership is continuing to actively market the property through Coldwell Banker.

   The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                     2000       1999

Occupancy Rate                        29%       100%

Average Annual Base
 Rent Per Square Foot              $11.04      $7.99

   Delchamps has one tenant who individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2000:

                            Annual    Lease
                 Square      Base   Expiration  Renewal   Nature of
Tenant            Feet       Rent      Date     Options    Business
Harco Drugs       9,800     73,500    1/2002  4/5 years ea.  Drug
                                                             Store
Others (A)        7,532    350,073   Various     Various

Vacant           42,057         --
                 59,389   $423,573

       (A) Includes $262,856 related to Delchamps, Inc. during their occupancy.

   In the fourth quarter of 2000, the Partnership executed a contract to sell Delchamps to an unaffiliated third party in the approximate amount of $4,250,000 subject to certain due diligence contingencies. Subsequently, the potential purchaser rescinded its offer. As a result of the anchor tenant vacancy, the Partnership anticipates that this property will generate significant negative cash flow in 2001.

   On April 14, 2001, the Partnership received an expression of interest offer of $4.1 million by a third party purchaser. This offer was assessed by management as an estimate of net realizable value at December 31, 2000.

(b) Shoppes on the Parkway ("Shoppes")

   On March 31, 1988, the Partnership purchased Shoppes, a shopping center located in Hilton Head, South Carolina, for approximately $7,360,000. The purchase was funded with approximately $2,394,000 cash paid at closing and an existing first mortgage loan from the Crown Life Insurance Company (the "Lender") with a balance of approximately $4,966,000. The loan bore interest at a rate of 10.25% per annum and matured on December 1, 1994. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until April 1, 1995.
On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, was used to retire the existing mortgage secured by Shoppes. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners. The outstanding mortgage balance encumbered by this property was $5,663,069 at December 31, 2000.

   Shoppes is a factory outlet retail center constructed in 1986 with approximately 86,900 rentable square feet situated on a 9.43 acre site. The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                2000     1999

Occupancy Rate                  63%       81%

Average Annual Base
  Rent Per Square Foot        $16.97    $15.96

   Shoppes has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2000:

                                     Annual     Lease
                          Square      Base    Expiration   Renewal
Tenant                     Feet        Rent       Date     Options
All Tenants               54,983   $1,060,479   Various    Various
Vacant                    31,883           --
                          86,866   $1,060,479

   Early into the Shoppes marketing process, the Partnership received an expression of interest that was below the property's appraised value. Although Shoppes has been marketed broadly, we have not received any other offers to date. The Partnership believes this is due to the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This has caused Shoppes' occupancy to decline. The Partnership is seeking to find an anchor tenant, such as a gourmet grocery, to attract more activity to the center. The Partnership will continue to market the space for lease and the property for sale. However, the success of the leasing activity will directly relate to the results of the sales efforts.

      The $9.5 million recorded value at December 31, 2000 is based on management's best estimates of current market value.

   Currently there are ten tenants whose leases expire in 2001.

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

   Ponderosa has the right to repurchase this property at the end of the tenth lease year (1998) and every five years thereafter at the fair market value of the real estate at the time of repurchase. In 1998 Ponderosa declined to exercise its repurchase right but maintains its ability to repurchase this property in 2003.

   The Ponderosa property has been occupied since its purchase and the average annual base rent per square foot at December 31 for the last two years are as follows:

                                 2000            1999
Average Annual Base Rent
 Per Square Foot                $23.64          $23.64

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                            PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2000, there were 549 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   Cash distributions from operations to Limited Partners for 2000 and 1999 were $137,976 and $547,404, respectively.

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

  (A) The May distribution was made on May 17, 1999.

   A distribution of Operating Cash Flow for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. No distributions for 2000 were made primarily as a result of the vacancy situation at Delchamps. The Preferential Distribution Deficiency for the period ended December 31, 2000 equaled $4,905,645 after this last distribution, a $697,572 increase over 1999.

   In 1998, the General Partners notified the Limited Partners that they were exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged nationally known appraisal firms to value the Partnership's assets. Additionally, these firms are assisting the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

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

   On February 9, 2001, the Partnership received notice that an unsolicited tender offer to purchase up to 1,568.5 outstanding Units was to commence with a tender price of $500 per Unit. This offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and expired on March 19, 2001. As a result of this tender offer 896.25 economic interests in the Partnership were transferred.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2000.

   Early in the Shoppes marketing process, the Partnership received an expression of interest that was below the property's appraised value. Although Shoppes has been marketed broadly, we have not received any other offers to date. We believe this is due to the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This has caused Shoppes' occupancy to decline. The Partnership is seeking to find an anchor tenant, such as a gourmet grocery, to attract more activity to the center. The Partnership will continue to market the space for lease and the property for sale. However, the success of the leasing activity will directly relate to the results of the sales efforts.

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. Because of its high cash flow, the Partnership currently anticipates selling this property last. Also, because of its relatively small size (approximately 5,400 sq. ft.), it is likely that there will be a larger number of potential buyers for this property. Accordingly, although Grubb & Ellis has been engaged to market this property, the Partnership has not received any offers on this property to date.

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at Delchamps has rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, completed the process of selling its fixtures and equipment from this store. In October 2000 the tenant vacated the space. In addition, the Harco Drug store has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. Harco Drug store has not canceled its lease.

   To address these occupancy issues, the Partnership engaged Coldwell Banker Commercial to market the center for lease to a broad variety of potential users. Further, the costs of re-tenanting the space could be significant. The Partnership is continuing to actively market the property through Coldwell Banker.

   In addition, the Partnership has unsuccessfully approached the lender and requested certain modifications to the existing loan. These modifications would have allowed the Partnership additional time to market the vacant anchor space for lease, and the center itself for sale, during this period of limited occupancy and cash flow. The Partnership stopped making the monthly payments required under the mortgage loan in June and on August 10, 2000 the Partnership was informed that the mortgage lender had accelerated the mortgage loan. Subsequent to the acceleration, the Partnership has made all required payments and is now current on all of its payment obligations.

   Primarily as a result of the occupancy loss at Delchamps, the General Partners have temporarily deferred distributions. The General Partners will likely continue to defer distributions until we have identified a replacement tenant. Further, the General Partners believe it is prudent to conserve cash. The Partnership will likely need these funds to pay debt service or pay for tenant improvement costs for replacement tenants.

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

Results of Operations for the year ended December 31, 2000
(Liquidation Basis) and the period January 1, 1999 thru July 12,
1999 (Going Concern Basis) and July 13, 1999 thru December 31, 1999 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

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

   The Partnership generated net income of $276,000 for the year ended December 31, 2000 as compared to a net income of $102,000 for the same period in 1999. The $174,000 increase in net income is primarily a result of the adoption of the liquidation basis of accounting in 1999.

   Total income for the year ended December 31, 2000 was $2,010,000 as compared to $2,134,000 for the same period in 1999. The $124,000 decrease in total income was primarily a result of a $145,000 decrease in rental income. Rental income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway.

   Total expenses for the year ended December 31, 2000 were $1,734,000 as compared to $1,753,000 for the same period in 1999. The $19,000 decrease in total expense was a result of a combination of a decrease in depreciation expense of $207,000 and an increase of general and administrative expenses of $205,000. Depreciation expenses declined as a result of the cessation of the adoption of the liquidation basis of accounting. General and administrative expenses increased primarily as a result of an increase in bad debt expense. Bad debt expense increased between the periods primarily as a result of an allowance taken for two tenants at Shoppes on the Parkway and the loss associated with the bankruptcy of the anchor tenant at Delchamps Shopping Center.

Results of Operations for the period January 1, 1999 to July 12,
1999 (Going Concern Basis) and July 13, 1999 thru December 31, 1999 (Liquidation Basis)

   As discussed above the Partnership adopted the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

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

  Mr. Jerome J. Brault . . . . . . . . . . . . .Chairman of the Board of
                                       Directors, Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . Treasurer and Chief
                                                       Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 67) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 40) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 34) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   The General Partners received a share of Partnership income for 2000 and 1999.

   An affiliate of the General Partners is reimbursed for its direct expenses relating to the administration of the Partnership.

   The Partnership does not have any employees and therefore there is no compensation paid.

  (c) - (h)              Not applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding voting Units of the Partnership.

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

   As a precondition to the financing on Delchamps, the lender required that ownership of the property reside in an SPE. To accommodate the lender's requirements, ownership of the property was transferred in 1997 to the SPE, Brauvin/Delchamps L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Delchamps L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Delchamps L.P. did not affect the Partnership's economic ownership of the Delchamps property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

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

Item 13. Exhibits, Consolidated Financial Statements and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    (1) (2)    Consolidated Financial Statements (See Index to
               Consolidated Financial Statements filed with this annual report).

    (3)        Exhibits required by the Securities and Exchange
               Commission Regulation S-B Item 601:

               Exhibit No.      Description
                  *3.(a)        Limited Partnership Agreement
                  *3.(b)        Articles of Incorporation of
                                Brauvin 6, Inc.
                  *3.(c)        By-Laws of Brauvin 6, Inc.
                  *3.(d)        Certificate of Limited
                                Partnership of the Partnership
                  *10.(a)       Escrow Agreement
                  *10.(b)(1)    Management Agreement
                   21.          Subsidiaries of the registrant
                  *28           Pages 9-14 and A-15 to A-18 of
                                the Partnership's Prospectus and
                                the Agreement dated May 30, 1986,
                                as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 0-16857) on Form
S-11 filed under the Securities Act of 1933:

(b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

(c)    Form 8-K.
       None.

(d) An annual report for the fiscal year 2000 will be sent to the Limited Partners subsequent to this filing.

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


Dated: May 9, 2001

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page

Independent Auditors' Report . . . . . . . . . . . . . . . F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2000 (Liquidation Basis) . . . . . . .  F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2000 (Liquidation Basis) . . . . . . . . . .  F-4

Consolidated Statements of Operations for the year ended December 31, 2000 (Liquidation Basis) and for the period
July 13, 1999 to December 31, 1999 (Liquidation Basis),and January 1, 1999 to July 12, 1999 (Going Concern Basis) . F-5

Notes to Consolidated Financial Statements  . . . . . . .  F-6

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying consolidated financial statements of Brauvin Income Properties L.P. 6, as of December 31, 2000, and for the years ended December 31, 2000 and 1999 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Properties L.P. 6 and subsidiary at December 31, 2000, and the results of their operations for the years ended December 31, 2000 and 1999. In conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche

Chicago, Illinois
April 23, 2001

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 2000

ASSETS

Real estate held for sale                           $14,423,250
Cash and cash equivalents                               716,022
Rent receivable (net of
  allowances of $127,400)                                31,480
Escrow and other deposits                               659,147
Other assets                                             21,859

    Total Assets                                     15,851,758

LIABILITIES

Mortgage notes payable (Note 4)                       8,461,893
Accounts payable and accrued
  expenses                                              202,705
Deferred gain on sale of property (Note 2)            4,944,029
Reserve for liquidation costs (Note 2)                  151,870
Due to affiliate                                          7,489
Tenant security deposits                                 15,089
    Total Liabilities                                13,783,075

Net Assets in Liquidation                           $ 2,068,683








   See accompanying notes to consolidated financial statements

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE
           PERIOD JULY 13, 1999 TO DECEMBER 31, 1999



Net assets at July 13, 1999                                   $2,323,288

Income from operations                                           160,823

Distributions to Limited Partners (a)                           (274,453)

Adjustment to liquidation basis                                 (278,713)

Net assets in liquidation at January 1, 2000                   1,930,945

Income from operations                                           275,714

Distributions to Limited Partners (b)                           (137,976)

Net assets in liquidation at December 31, 2000                $2,068,683

(a) Distributions to Limited Partners were approximately $35.00 per
    Unit.

(b) Distributions to Limited Partners were approximately $17.60 per
    Unit.










  See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Liquidation    (Liquidation        (Going
                             Basis)           Basis)      Concern Basis)
                           year ended     July 13, 1999      January 1,
                          December 31,    to December 31,    1999 to
                              2000            1999         July 12,1999
INCOME
Rental                       $1,653,603     $ 736,964  $ 1,061,922
Interest                         59,365        21,095       19,438
Other, primarily expense
  reimbursements                297,010        57,960      236,479

       Total income           2,009,978       816,019    1,317,839

EXPENSES
Interest                        829,130       338,595      498,998
Depreciation                         --            --      207,466
Real estate taxes               125,544        54,275       66,613
Repairs and maintenance          21,513        13,261       14,780
Management fees (Note 5)        117,672        53,665       86,262
Other property operating        190,946        83,562       91,606
General and administrative      449,459       111,838      132,554

  Total expenses              1,734,264       655,196    1,098,279

Income before adjustment
 to liquidation basis           275,714       160,823      219,560

Adjustment to liquidation
 basis                               --      (278,713)          --

Net income (loss)             $ 275,714     $(117,890) $   219,560

Net income (loss) allocated to:
  General Partners            $   2,757     $  (1,179) $     2,196
  Limited Partners            $ 272,957     $(116,711) $   217,364

Net income (loss) Per Limited
  Partnership Interest
  (7,842.5 Units)             $   34.80     $  (14.88) $     27.72


  See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2000 and 1999

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Management's Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2000.

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

   Subsequent to the adoption of the liquidation basis of accounting (see Note 2), the Partnership adjusted its investments in real estate to estimated net realizable value, which is recorded as real estate held for sale. Additionally, the Partnership suspended recording any further depreciation expense.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2000.

   Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 are required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have a material impact on the financial position, results of operations and cash flows of the Partnership.

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

  (a) Net of estimated closing costs.

  Due to the bankruptcy and rejection of the lease by Delchamps Inc. and the related vacancy at the Delchamps, the Partnership's investment in real estate held for sale and the deferred gain of the sale of real estate were each reduced by $303,225 in the second quarter of 2000.

  Due to the contract on Delchamps, the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced by $330,525 in the third quarter of 2000.

  In the fourth quarter of 2000, the Partnership recorded a reduction in real estate held for sale of $146,250 related to an other than temporary decline in the value of real estate for the Delchamps property.

  In the fourth quarter of 2000, the Partnership recorded a reduction in real estate held for sale of $1,755,000 related to an other than temporary decline in the value of real estate for the Shoppes property.

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

  A cash distribution for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. The Preferential Distribution Deficiency as of December 31, 2000 equaled $4,905,645.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 2000, consisted of the following:
                                                Interest     Date
                                      2000        Rate        Due
Shoppes on the Parkway(a)          $5,663,069      9.55%    5/01/02
Delchamps Plaza
 North Shopping Center(b)           2,798,824      9.03%    2/01/02
                                   $8,461,893

   The net carrying value of Delchamps and Shoppes approximated $3,979,000 and $9,244,000, respectively, at December 31, 2000.
Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations. Maturities of the mortgage notes payable are as follows:

            2001                   $  146,554
            2002                    8,315,339
                                   $8,461,893

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

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at Delchamps located in Tuscaloosa, Alabama had rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, completed the process of selling its fixtures and equipment from this store. In October 2000 the tenant vacated the property. In addition, the Harco Drug store has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. Harco Drug store has not canceled its lease.

   Additionally, in the second quarter, the Partnership began to negotiate a debt restructuring plan with the mortgage lender. The Partnership stopped making the monthly payments required under the mortgage loan in June and on August 10, 2000 the Partnership was informed that the mortgage lender had accelerated the mortgage loan. Subsequent to the acceleration, the Partnership has made all required payments and is now current on all of its obligations.

   As a result of including default interest in the calculation of the debt service coverage ratio the Partnership was in default of this covenant at December 31, 2000.

   Subsequent to December 31, 2000 the Partnership is required to meet its debt service coverage ratio on a quarterly basis. If the Partnership is not able to comply with this covenant subsequent to December 31, 2000 the mortgage lender could foreclose on Delchamps.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2000 and 1999 were as follows:

                                      2000                 1999
Management fees                     $117,672             $139,927
Reimbursable office expenses         142,978              133,114

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,489 for management fees, as of December 31, 2000.

(6)  OPERATING LEASES

   The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

For the years ended December 31,:
                       2001                   $1,054,738
                       2002                      643,387
                       2003                      329,810
                       2004                      167,859
                       2005                       99,377
                    Thereafter                    95,285
                       Total                  $2,390,456

   Contingent rental income approximated $41,900 and $37,000 in 2000 and 1999, respectively.

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from the anchor tenant of Delchamps (prior to its lease cancellation in October 2000) approximates 16% and 18% of rental income for the Partnership for the years ended December 31, 2000 and 1999, respectively. Rental income received from Ponderosa approximates 7.7% and 7.3% of rental income for the Partnership for the years ended December 31, 2000 and 1999, respectively.

                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin/Shoppes on the Parkway L.P.           Delaware

Brauvin/Delchamps L.P.                        Delaware