Form 10QSB
period 2001-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2001-05-18
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

             For the three months ended     March 31, 2001

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

         Consolidated Statement of Net Assets in Liquidation
         as of March 31, 2001 (Liquidation Basis). . . . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2000 to
         March 31, 2000 (Liquidation Basis). . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2001 to
         March 31, 2001 (Liquidation Basis). . . . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
         three months ended March 31, 2001 and 2000
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to March 31, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2001 (LIQUIDATION BASIS)
                          (Unaudited)



ASSETS

Real estate held for sale                           $14,423,250
Cash and cash equivalents                               601,774
Rent receivable (net of
   allowances of $161,050)                               70,670
Escrow and other deposits                               632,183
Other assets                                              9,338

     Total Assets                                    15,737,215

LIABILITIES

Mortgage notes payable (Note 4)                       8,425,697
Accounts payable and accrued
   expenses                                             140,710
Deferred gain on sale of property (Note 2)            4,944,029
Reserve for liquidation costs (Note 2)                  151,870
Due to affiliate                                          6,788
Tenant security deposits                                 14,589
     Total Liabilities                               13,683,683

Net Assets in Liquidation                           $ 2,053,532




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


(a) Distributions to Limited Partners were $17.59 per Unit.





  See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2001 TO MARCH 31, 2001
                          (Unaudited)



Net assets at January 1, 2001                                  2,068,683

Loss from operations                                             (15,151)

Net assets in liquidation at March 31, 2001                   $2,053,532




  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 2001 and 2000
                          (Unaudited)

                                          2001         2000
INCOME
Rental                                 $309,294     $447,908
Interest                                 13,524       12,727
Other, primarily tenant
   expense reimbursements                72,417       78,639
   Total income                         395,235      539,274

EXPENSES
Interest                                197,861      201,796
Real estate taxes                        30,784       30,222
Repairs and maintenance                   4,078        6,380
Management fees (Note 5)                 20,713       32,451
Other property operating                 52,474       44,182
General and administrative              104,476       70,549
   Total expenses                       410,386      385,580


Net (loss) income                      $(15,151)    $153,694

Net (loss) income allocated
   to the General Partners             $   (152)    $  1,537

Net (loss) income allocated
   to the Limited Partners             $(14,999)    $152,157

Net (loss) income per
   Limited Partnership
   Interest (7,842.5 units
   outstanding)                        $  (1.91)    $  19.40




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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2001.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at March 31, 2001.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

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

  In management's judgement there are no adjustments in real estate held for sale in 2001.

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

  There was no distribution for the first quarter of 2001, which would have been paid on May 15, 2001. The Preferential
Distribution Deficiency equaled $5,080,037 at March 31, 2001.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2001, consisted of the following:
                                            Interest      Date
                                  2001        Rate         Due
Shoppes on the Parkway(a)      $5,637,550     9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)       2,788,147     9.03%      2/01/02
                               $8,425,697

   The net carrying value of the Delchamps property and the Shoppes property approximated $3,979,000 and $9,244,000, respectively, at March 31, 2001. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.
Maturities of the mortgage notes payable are as follows:

            2001                   $  110,358
            2002                    8,315,339
                                   $8,425,697

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

   As of March 31, 2001, the Partnership was not in compliance with its debt service coverage ratio.

   In the second quarter of 2001, the Partnership received two letters of intent from prospective purchasers of the property. The Partnership is negotiating each, and intends to enter into a purchase contract with one of the buyers. However, there can be no assurance that such a transaction will lead to the successful sale of the property.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 2001 and 2000 were as follows:

                                           2001           2000
Management fees                          $20,713        $31,757
Reimbursable office expenses              34,073         36,740

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $6,788 for management fees, as of March 31, 2001.

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

   To date, over 250 potential purchasers have been contacted regarding the sale of the properties. Of those contacted, approximately 120 potential buyers have registered to receive packages on one or more of the assets. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation.

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

   Below is a table summarizing the historical data for distributions per Limited Partnership Interest for the last fiscal years:

Distribution
    Date                2001     2000     1999(A)
February 15             $ --    $17.59   $16.49
May 15                    --        --    17.21
August 15                           --    17.40
November 15                         --    17.59

  (A) The May distribution was made on May 17, 1999.

   A distribution of Operating Cash Flow for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. No distributions for 2000 or 2001 were made primarily as a result of the vacancy situation at Delchamps. The Preferential Distribution Deficiency for the period ended March 31, 2001 equaled $5,080,037.

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

   The General Partners remained neutral as to the particular merits or risks associated with the tender offer to the Limited
Partners.

   The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offer provided such an opportunity.

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2001.

   Early in the Shoppes marketing process, the Partnership received an expression of interest that was below the property's appraised value. Although Shoppes has been marketed broadly, we have not received any other offers to date. We believe this is due to the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This has caused Shoppes' occupancy to decline. The Partnership is seeking to find an anchor tenant, such as a gourmet grocery, to attract more activity to the center. The Partnership has identified certain tenants that would be suitable to lease a large percentage of the currently vacant space. Negotiations are at the preliminary stage and there can be no assurances that leases will ultimately be executed with the prospective tenants. The Partnership will continue to market the space for lease and the property for sale. However, the success of the sales efforts will directly relate to the results of the leasing efforts.

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

   To address these occupancy issues, the Partnership engaged Coldwell Banker Commercial to market the center for lease to a broad variety of potential users. Further, the costs of re-tenanting the space could be significant. The Partnership is continuing to actively market the property.

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

   Delchamps is not in compliance with its debt service coverage ratio for the loan. Since the property was in violation of this covenant the mortgage holder can declare the loan in default and begin foreclosure proceedings.

   In the second quarter of 2001, the Partnership received two letters of intent from prospective purchasers of Delchamps. The Partnership is negotiating each, and intends to enter into a purchase contract with one of the buyers. However, there can be no assurance that such a transaction will lead to the successful sale of the property.

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

Results of Operations - Three months ended March 31, 2001 and 2000 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $15,000 for the period ended March 31, 2001 as compared to net income of $154,000 for the same period in 2000. The $169,000 decrease in net income is primarily a result of a decrease in total income of $144,000 and an increase in total expenses of $24,000.

   Total income for the period ended March 31, 2001 was $395,000 as compared to $539,000 for the same period in 2000. The $144,000 decrease in total income was primarily a result of a $139,000 decrease in rental income. Rental income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway and the vacancy at Delchamps shopping center.

   Total expenses for the period ended March 31, 2001 were $410,000 as compared to $386,000 for the same period in 2000. The $24,000 increase in total expense was a result of an increase in general and administrative expenses of $34,000 offset by a decrease in management fees of $12,000. General and administrative expenses increased primarily as a result of an increase in the allowance for doubtful accounts at Shoppes.

                  PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None.

ITEM 2.  Changes in Securities.

         None.

ITEM 3.  Defaults Upon Senior Securities.

         None.

ITEM 4.  Submission of Matters To a Vote of Security
         Holders.

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         None.

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


                    DATE:  May 18, 2001


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  May 18, 2001