Form 10QSB
period 2001-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2001-08-14
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                For the six months ended     June 30, 2001

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

         Consolidated Statement of Net Assets in Liquidation
         as of June 30, 2001 (Liquidation Basis) . . . . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2001 to
         June 30, 2001 (Liquidation Basis) . . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2000 to
         June 30, 2000 (Liquidation Basis) . . . . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
                  six months ended June 30, 2001 and 2000
         (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . . .7

         Consolidated Statements of Operations for the
                  three months ended June 30, 2001 and 2000
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to June 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2001 and June 30, 2000 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2001 and June 30, 2000 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-KSB.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               June 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)



ASSETS

Real estate held for sale (Note 2)                  $14,423,250
Cash and cash equivalents                               475,093
Rent receivable (net of
   allowances of $211,000)                               85,000
Escrow and other deposits                               691,487
Other assets                                                331

     Total Assets                                    15,675,161

LIABILITIES

Mortgage notes payable (Note 4)                       8,390,012
Accounts payable and accrued
   expenses                                             161,959
Deferred gain on sale of property (Note 2)            4,944,029
Reserve for liquidation costs (Note 2)                  151,870
Due to affiliate                                          7,129
Tenant security deposits                                 14,589
     Total Liabilities                               13,669,588

Net Assets in Liquidation                           $ 2,005,573












   See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                        FOR THE PERIOD
      JANUARY 1, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2001                  $2,068,683

Loss from operations                                             (63,110)

Net assets in liquidation at June 30, 2001                    $2,005,573












  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                        FOR THE PERIOD
      JANUARY 1, 2000 TO JUNE 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2000                  $1,930,945

Income from operations                                           235,848

Distributions to Limited Partners (a)                           (137,976)

Net assets in liquidation at June 30, 2000                    $2,028,817



(a) Distributions to Limited Partners were approximately $17.60 per
    Unit.








  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
        For the six months ended June 30, 2001 and 2000
                          (Unaudited)

                                          2001         2000
INCOME
Rental                                 $624,769   $  888,833
Interest                                 23,655       27,434
Other, primarily tenant
   expense reimbursements               160,727      144,033
   Total income                         809,151    1,060,300

EXPENSES
Interest                                395,539      402,695
Real estate taxes                        61,569       60,444
Repairs and maintenance                  13,662       13,424
Management fees (Note 5)                 42,160       62,633
Other property operating                116,901       93,122
General and administrative              242,430      192,134
   Total expenses                       872,261      824,452


Net (loss) income                      $(63,110)  $  235,848

Net (loss) income allocated
   to the General Partners             $   (631)  $    2,358

Net (loss) income allocated
   to the Limited Partners             $(62,479)  $  233,490

Net (loss) income per
   Limited Partnership
   Interest (7,842.5 units
   outstanding)                        $  (7.97)  $    29.77




  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended June 30, 2001 and 2000
                          (Unaudited)

                                          2001         2000
INCOME
Rental                                 $315,475     $440,925
Interest                                 10,131       14,707
Other, primarily tenant
   expense reimbursements                88,310       65,394
   Total income                         413,916      521,026

EXPENSES
Interest                                197,678      200,899
Real estate taxes                        30,785       30,222
Repairs and maintenance                   9,584        7,044
Management fees (Note 5)                 21,447       30,182
Other property operating                 64,427       48,940
General and administrative              137,954      121,585
   Total expenses                       461,875      438,872


Net (loss) income                      $(47,959)    $ 82,154

Net (loss) income allocated
   to the General Partners             $   (480)    $    822

Net (loss) income allocated
   to the Limited Partners             $(47,479)    $ 81,332

Net (loss) income per
   Limited Partnership
   Interest (7,842.5 units
   outstanding)                        $  (6.05)    $  10.37




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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2001.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at June 30, 2001.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Partnership does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant impact on its financial statements.

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

  There was no distribution for the first or second quarter of 2001, which would have been paid on May 15, 2001 and August 15, 2001. The Preferential Distribution Deficiency equaled $5,254,430 at June 30, 2001.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2001, consisted of the
following:
                                          Interest     Date
                               2001        Rate         Due
Shoppes on the Parkway(a)   $5,611,417     9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)    2,778,595     9.03%      2/01/02
                            $8,390,012

   The net carrying value of the Delchamps property and the Shoppes property approximated $3,979,000 and $9,244,000, respectively, at June 30, 2001. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.
Maturities of the mortgage notes payable are as follows:

            2001                   $   74,673
            2002                    8,315,339
                                   $8,390,012

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

   Additionally, in the second quarter of 2000, the Partnership began to negotiate a debt restructuring plan with the mortgage lender. The Partnership stopped making the monthly payments required under the mortgage loan in June and on August 10, 2000 the Partnership was informed that the mortgage lender has accelerated the mortgage loan. Subsequent to the acceleration, the Partnership has made all required payments and is now current on all of its obligations.

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

   As of June 30, 2001, the Partnership was not in compliance with its debt service coverage ratio.

   In the second quarter of 2001, the Partnership received two letters of intent from prospective purchasers of the property. The Partnership is negotiating each, and intends to enter into a purchase contract with one of the buyers. However, there can be no assurance that such a transaction will lead to the successful sale of the property.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2001 and 2000 were as follows:

                                           2001          2000
Management fees                          $42,160       $62,633
Reimbursable office expenses              72,454        74,378

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,129 for management fees, as of June 30, 2001.

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

  (A) The May distribution was made on May 17, 1999.

   A distribution of Operating Cash Flow for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. No distributions for 2000 or 2001 were made primarily as a result of the vacancy situation at Delchamps. The Preferential Distribution Deficiency for the period ended June 30, 2001 equaled $5,254,430.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2001.

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

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at Delchamps had rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, completed the process of selling its fixtures and equipment from this store. In October 2000 the tenant vacated the space. In addition, the Harco Drug store has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. Harco Drug store has not canceled its lease.

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

Results of Operations - Six months ended June 30, 2001 and 2000
(Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $63,000 for the period ended June 30, 2001 as compared to net income of $236,000 for the same period in 2000. The $299,000 decrease in net income is primarily a result of a decrease in total income of $251,000 and an increase in total expenses of $48,000.

   Total income for the period ended June 30, 2001 was $809,000 as compared to $1,060,000 for the same period in 2000. The $251,000 decrease in total income was primarily a result of a $264,000 decrease in rental income. Rental income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway and the vacancy at Delchamps shopping center.

   Total expenses for the period ended June 30, 2001 were $872,000 as compared to $824,000 for the same period in 2000. The $48,000 increase in total expense was primarily a result of increases in general and administrative expenses of $50,000 and operating expenses of $24,000 offset by a $21,000 decrease in management fees. General and administrative expenses increased primarily as a result of an increase in the allowance for doubtful accounts at Shoppes. Operating expenses increased primarily due to improvements at Shoppes to make the property more marketable. Management fees decreased due to the decrease in rental income at Delchamps and Shoppes related to the overall lower occupancy.

Results of Operations - Three months ended June 30, 2001 and 2000
(Liquidation Basis)

   The Partnership generated a net loss of $48,000 for the period ended June 30, 2001 as compared to net income of $82,000 for the same period in 2000. The $130,000 decrease in net income is primarily a result of a decrease in total income of $107,000 and an increase in total expenses of $23,000.

   Total income for the period ended June 30, 2001 was $414,000 as compared to $521,000 for the same period in 2000. The $107,000 decrease in total income was primarily a result of a $126,000 decrease in rental income. Rental income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway and the vacancy at Delchamps shopping center.

   Total expenses for the period ended June 30, 2001 were $462,000 as compared to $439,000 for the same period in 2000. The $23,000 increase in total expense was a result of an increase in general and administrative expenses of $16,000. General and administrative expenses increased primarily as a result of an increase in the allowance for doubtful accounts at Shoppes.

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


                    DATE:  August 14, 2001


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  August 14, 2001