Form 10QSB
period 2001-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2001-11-21
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

          For the nine months ended     September 30, 2001

                                or

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

         Consolidated Statement of Net Assets in Liquidation
         as of September 30, 2001 (Liquidation Basis). . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2001 to
         September 30, 2001 (Liquidation Basis). . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2000 to
         September 30, 2000 (Liquidation Basis). . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
         nine months ended September 30, 2001 and 2000
         (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . . .7

         Consolidated Statements of Operations for the
         three months ended September 30, 2001 and 2000
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28





                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to September 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2001 and September 30, 2000 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2001 and September 30, 2000 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-KSB.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)



ASSETS

Real estate held for sale (Note 2)                  $14,423,250
Cash and cash equivalents                               370,658
Rent receivable (net of
   allowances of $244,300)                               73,703
Escrow and other deposits                               730,702
Other assets                                             25,459

     Total Assets                                    15,623,772

LIABILITIES

Mortgage notes payable (Note 4)                       8,353,469
Accounts payable and accrued
   expenses                                             225,598
Deferred gain on sale of property (Note 2)            4,944,029
Reserve for liquidation costs (Note 2)                  151,870
Due to affiliate                                          6,098
Tenant security deposits                                 14,589
     Total Liabilities                               13,695,653

Net Assets in Liquidation                           $ 1,928,119





   See accompanying notes to consolidated financial statements.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                        FOR THE PERIOD
   JANUARY 1, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2001                  $2,068,683

Loss from operations                                            (140,564)

Net assets in liquidation at
   September 30, 2001                                         $1,928,119






  See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                        FOR THE PERIOD
   JANUARY 1, 2000 TO SEPTEMBER 30, 2000 (LIQUIDATION BASIS)
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


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
     For the nine months ended September 30, 2001 and 2000
                          (Unaudited)

                                          2001         2000
INCOME
Rental                               $  905,776   $1,295,053
Interest                                 28,346       44,152
Other, primarily tenant
   expense reimbursements               232,351      217,309
   Total income                       1,166,473    1,556,514

EXPENSES
Interest                                593,052      629,061
Real estate taxes                        92,354       90,666
Repairs and maintenance                  16,690       17,485
Management fees (Note 5)                 63,952       92,569
Other property operating                175,040      135,279
General and administrative              365,949      302,289
   Total expenses                     1,307,037    1,267,349


Net (loss) income                    $ (140,564)  $  289,165

Net (loss) income allocated
   to the General Partners           $   (1,406)  $    2,892

Net (loss) income allocated
   to the Limited Partners           $ (139,158)  $  286,273

Net (loss) income per
   Limited Partnership
   Interest (7,842.5 units
   outstanding)                      $   (17.74)  $    36.50




  See accompanying notes to consolidated financial statements.


                 BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months ended September 30, 2001 and 2000
                          (Unaudited)

                                          2001         2000
INCOME
Rental                                 $281,007     $406,220
Interest                                  4,691       16,718
Other, primarily tenant
   expense reimbursements                71,624       73,276
   Total income                         357,322      496,214

EXPENSES
Interest                                197,513      226,366
Real estate taxes                        30,785       30,222
Repairs and maintenance                   3,028        4,061
Management fees (Note 5)                 21,792       29,936
Other property operating                 58,139       42,157
General and administrative              123,519      110,155
   Total expenses                       434,776      442,897


Net (loss) income                      $(77,454)    $ 53,317

Net (loss) income allocated
   to the General Partners             $   (775)    $    533

Net (loss) income allocated
   to the Limited Partners             $(76,679)    $ 52,784

Net (loss) income per
   Limited Partnership
   Interest (7,842.5 units
   outstanding)                        $  (9.78)    $   6.73




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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2001.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at September 30, 2001.

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

  Reclassifications

  Certain items in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

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

  There was no distribution for the first, second or third quarter of 2001, which would have been paid on May 15, 2001, August 15, 2001 and November 15, 2001. The Preferential Distribution
Deficiency equaled $5,428,823 at September 30, 2001.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2001, consisted of the following:
                                           Interest      Date
                                 2001        Rate         Due
Shoppes on the Parkway(a)     $5,584,655     9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)      2,768,814     9.03%      2/01/02
                              $8,353,469

   The net carrying value of the Delchamps property and the Shoppes property approximated $3,979,000 and $9,244,000, respectively, at September 30, 2001. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.
Maturities of the mortgage notes payable are as follows:

            2001                   $   38,130
            2002                    8,315,339
                                   $8,353,469

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

   As of September 30, 2001, the Partnership was not in compliance with its debt service coverage ratio.

   In the second quarter of 2001, the Partnership received two letters of intent from prospective purchasers of the property. In the third quarter of 2001, the Partnership entered into a contract with one of the potential purchasers to sell the property in the amount of approximately $4,300,000. The buyer has completed its due diligence and has paid $125,000 in non-refundable fees toward the purchase price of the property. The buyer is required to pay an additional $30,000 in November, 2001 (non-refundable) towards the purchase price. Closing is anticipated in the fourth quarter, 2001. However, there can be no assurance that this transaction will lead to the successful sale of this property. To the extent this sale does not close, the property's mortgage is due in February, 2002. The Partnership believes this will be a difficult loan to refinance in the current environment.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 2001 and 2000 were as follows:

                                           2001          2000
Management fees                         $ 63,952       $ 92,569
Reimbursable office expenses             105,079        113,077

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $6,098 for management fees, as of September 30, 2001.


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

  (A) The May distribution was made on May 17, 1999.

   A distribution of Operating Cash Flow for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. No distributions for 2000 or 2001 were made primarily as a result of the vacancy situation at Delchamps. The Preferential Distribution Deficiency for the period ended September 30, 2001 equaled $5,428,823.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2001.

   Early in the Shoppes marketing process, the Partnership received an expression of interest that was below the property's appraised value. Although Shoppes has been marketed broadly, we have not received any other offers to date. We believe this is due to the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This has caused Shoppes' occupancy to decline. The Partnership is seeking to find an anchor tenant, such as a gourmet grocery, to attract more activity to the center. The Partnership has identified certain tenants that would be suitable to lease a large percentage of the currently vacant space. The Partnership has reached an agreement in principle to lease approximately 20,000 square feet (approximately 23% of the property) to an upscale grocer. In order to accommodate this tenant, substantial changes will need to be made to the property. The cost of these changes will be significant, and it is likely that a portion of the sales proceeds from the anticipated sale of the Delchamps property will be needed to pay for these costs. The Partnership will continue to market the space for lease and the property for sale. However, the success of the sales efforts will directly relate to the results of the leasing at the property.

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. Because of its high cash flow, the Partnership currently anticipates selling this property last. Also, because of its relatively small size (approximately 5,400 sq. ft.), it is likely that there will be a larger number of potential buyers for this property. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the tenant under the lease, sublet the premises to an area franchisee through the term of the existing lease (September, 2003). The Partnership has commenced discussions with the subtenant for potential lease extension or sale of the property. Discussions are preliminary and there can be no assurance of success of either a lease extension or a sale to the subtenant. Accordingly, although Grubb & Ellis has been engaged to market this property, the Partnership has not received any offers on this property to date.

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

   In the second quarter of 2001, the Partnership received two letters of intent from prospective purchasers of the Delchamps property. In the third quarter of 2001, the Partnership entered into a contract with one of the potential purchasers to sell the property in the amount of approximately $4,300,000. The buyer has completed its due diligence and has paid $125,000 in non-refundable fees toward the purchase price of the property. The buyer is required to pay an additional $30,000 in November, 2001 (non-refundable) towards the purchase price. Closing is anticipated in the fourth quarter, 2001. However, there can be no assurance that this transaction will lead to the successful sale of this property. To the extent this sale does not close, the property's mortgage is due in February, 2002. The Partnership believes this will be a difficult loan to refinance in the current environment.

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

Results of Operations - Nine months ended September 30, 2001 and
2000 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $141,000 for the period ended September 30, 2001 as compared to net income of $289,000 for the same period in 2000. The $430,000 decrease in net income is primarily a result of a decrease in total income of $391,000 and an increase in total expenses of $40,000.

   Total income for the period ended September 30, 2001 was $1,166,000 as compared to $1,557,000 for the same period in 2000. The $391,000 decrease in total income was primarily a result of a $389,000 decrease in rental income. Rental income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway and the vacancy at Delchamps shopping center.

   Total expenses for the period ended September 30, 2001 were $1,307,000 as compared to $1,267,000 for the same period in 2000. The $40,000 increase in total expense was primarily a result of increases in general and administrative expenses of $64,000 and operating expenses of $40,000 offset by a $28,000 decrease in management fees and a $36,000 decrease in interest expense. General and administrative expenses increased as a result of an increase in the allowance for doubtful accounts at Shoppes. Operating expenses increased primarily due to improvements at Shoppes to make the property more marketable. Management fees decreased due to the decrease in rental income at Delchamps and Shoppes related to the overall lower occupancy. Interest expense decreased as a result of the additional default interest paid in 2000 for Delchamps.

Results of Operations - Three months ended September 30, 2001 and
2000 (Liquidation Basis)

   The Partnership generated a net loss of $77,000 for the period ended September 30, 2001 as compared to net income of $53,000 for the same period in 2000. The $130,000 decrease in net income is primarily a result of a decrease in total income of $139,000 and an decrease in total expenses of $8,000.

   Total income for the period ended September 30, 2001 was $357,000 as compared to $496,000 for the same period in 2000. The $139,000 decrease in total income was primarily a result of a $125,000 decrease in rental income and a $12,000 decrease in interest income. Rental income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway and the vacancy at Delchamps shopping center. Interest income decreased as a result of a decrease in interest rates and a decrease in cash invested.

   Total expenses for the period ended September 30, 2001 were $435,000 as compared to $443,000 for the same period in 2000. The $8,000 decrease in total expense was a result of a decrease in interest expense of $29,000, and a decrease in management fees of $8,000 offset by an increase in operating expenses of $16,000 and general and administrative expenses of $13,000. Interest expense decreased $29,000 as a result of the additional default interest paid in 2000 for Delchamps. Management fees decreased due to the decrease in rental income at Delchamps and Shoppes related to the overall lower occupancy. Operating expense increased primarily due to improvements at Shoppes to make the property more marketable. General and administrative expense increased as a result of increases in legal and professional fees and an increase in allowance for doubtful accounts at Shoppes on the Parkway.


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


                    DATE:  November 20, 2001


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  November 20, 2001