Form 10KSB
period 2001-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2002-04-24
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]Annual Report Under Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2001

                                or

[ ]Transition Report Under Section 13 or 15(d) of the
   Securities Exchange Act of 1934

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent year $1,593,547.

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



                 BRAUVIN INCOME PROPERTIES L.P. 6
                  2001 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                                      Page
Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .3

Item 2.  Description of Properties . . . . . . . . . . . . . . . . . . .6

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 13

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                             PART II

Item 5.  Market for the Issuer's Limited Partnership
         Interests and Related Security Holder Matters . . . . . . . . 14

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

   The General Partners originally intended to dispose of the Partnership's properties approximately six to nine years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged nationally known appraisal firms to value the Partnership's assets. Additionally, the successor to one of these firms is assisting the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

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

   In 2001, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties.
Combined withe prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation.

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

   On February 9, 2001, the Partnership received notice that an unsolicited tender offer to purchase up to 1,568.5 outstanding Units was to commence with a tender price of $500 per Unit. This offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and expired on March 19, 2001. As a result of this tender offer 896.25 economic interests in the Partnership were transferred. Upon completion of this tender offer, the purchasers held an aggregate of 1,347.25 economic interests, or approximately 17% of the total outstanding Units, including 205 economic interests purchased on the secondary market.

   The General Partners remained neutral as to the particular merits or risks associated with these tender offers.

   The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

   As of December 31, 2001, the Partnership owned three rental properties. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

   The Partnership has no employees.

Market Conditions/Competition

   The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the local economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.

   The Partnership strives to maximize occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Expectations are that due to a stable local economic environment, rental rates will remain flat or increase slightly at the Partnership's properties. The average spot rental rates for tenants at the Shoppes on the Parkway shopping center in Hilton Head, South Carolina have increased from approximately $13.00 per square foot in 1993 to approximately $16.39 per square foot in 2001. However, recent renewal rates for tenants with expiring leases have been significantly lower. The average spot rental rates for tenants at the Delchamps Plaza North shopping center in Tuscaloosa, Alabama have increased from approximately $8.36 per square foot in 1993 to approximately $11.83 per square foot in 2001. However, the anchor space at Delchamps is vacant and represents 71% of the property. This space will command a significantly lower rental rate due to its size and condition.

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

Item 2. Description of Properties.

   The following is a discussion of the rental properties owned and operated by the Partnership during 2001. For the purpose of the information disclosed in this section, the following terms are defined as follows:

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

   During the year ended December 31, 2001, the Partnership owned the properties described below:

(a) Delchamps Plaza North Shopping Center ("Delchamps")

   On November 12, 1987, the Partnership acquired Delchamps located in Tuscaloosa, Alabama, for approximately $4,058,000. The purchase was funded with approximately $715,000 in cash at closing and by assuming an existing first mortgage loan from Lincoln National Life Insurance Company. The mortgage had an original principal balance of $3,375,000 and a balance of $3,343,000 in November 1987. The loan bore interest at a rate of 9.375% per annum and matured on December 1, 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period and requires monthly payments of principal and interest of approximately $24,600. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, was used to retire the existing mortgage secured by Delchamps from Lincoln National Life Insurance Company. The outstanding mortgage balance encumbered by this property was $2,758,091 at December 31, 2001. The First Mortgage Loan matured on February 1, 2002 and was not extended. While the Partnership continues to make monthly payments after maturity, the Partnership is in default on this mortgage.

   Delchamps is a community shopping center constructed in 1986 with approximately 59,400 rentable square feet on a seven acre site. Delchamps is currently anchored by Harco Drug, a Tuscaloosa based drug store chain. Delchamps has seven stores and was 27% occupied at December 31, 2001.

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

  As a result of the anchor tenant vacancy, this property generated significant negative cash flow in 2001. To address these occupancy issues, the Partnership engaged Coldwell Banker Commercial to market the center for lease to a broad variety of potential tenants. Further, the costs of re-leasing the space could be significant. The Partnership is continuing to actively market the property through Coldwell Banker.

   The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                2001          2000

Occupancy Rate                   27%           29%

Average Annual Base
 Rent Per Square Foot          $9.82        $11.04

   Delchamps has one tenant who individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2001:

                           Annual    Lease
                 Square      Base   Expiration  Renewal    Nature of
Tenant            Feet       Rent      Date     Options    Business
Harco Drugs      9,800      73,500   1/2007  4/5 years ea.    Drug
                                                             Store
Others           5,980      89,077  Various     Various

Vacant          43,609          --
                59,389    $162,577

  In the fourth quarter of 2000, the Partnership executed a contract to sell Delchamps to an unaffiliated third party in the approximate amount of $4,250,000 subject to certain due diligence contingencies. Subsequently, the potential purchaser rescinded its offer.

  In the third quarter of 2001, the Partnership entered into a contract with a potential purchaser to sell the property in the amount of approximately $4,300,000. The potential buyer completed its due diligence and paid $155,000 in non-refundable fees toward the purchase price of the property, however, this sale was not completed.

  The property's mortgage matures in February, 2002. The Partnership believes this will be a difficult loan to refinance in the current environment. The Partnership has requested a short term loan extension from the lender in order to complete the sale of the property as described below. The lender is currently considering this extension request. The lender has not taken any action under the loan even though the loan is past its maturity date. In the event the sale contract described below is not consummated there can be no assurance that the lender will not exercise its remedies and seek to foreclose on the property. However, the Partnership will aggressively attempt to complete the anticipated property sale.

  In the first quarter of 2002, the Partnership executed a contract to sell Delchamps for $3,800,000 to an unaffiliated third party, subject to certain contingencies. The purchaser is currently conducting its due diligence on the property. Based on the existing contract, the due diligence must be completed in the second quarter of 2002.

(b) Shoppes on the Parkway ("Shoppes")

  On March 31, 1988, the Partnership purchased Shoppes, a shopping center located in Hilton Head, South Carolina, for approximately $7,360,000. The purchase was funded with approximately $2,394,000 cash paid at closing and an existing first mortgage loan from the Crown Life Insurance Company (the "Lender") with a balance of approximately $4,966,000. The loan bore interest at a rate of 10.25% per annum and matured on December 1, 1994. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until April 1, 1995. On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, was used to retire the existing mortgage secured by Shoppes. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners. The outstanding mortgage balance encumbered by this property was $5,557,248 at December 31, 2001.

  Shoppes is a factory outlet retail center constructed in 1986 with approximately 86,900 rentable square feet situated on a 9.43 acre site. The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                               2001      2000

Occupancy Rate                   54%       63%

Average Annual Base
  Rent Per Square Foot        $16.87    $16.97

   Shoppes has no tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2001:

                                       Annual     Lease
                 Square      Base    Expiration   Renewal
Tenant            Feet        Rent       Date     Options
All Tenants      47,980     $868,492   Various    Various
Vacant           38,886           --
                 86,866     $868,492

   Early into the Shoppes marketing process, the Partnership received an expression of interest that was below the property's appraised value. Although Shoppes has been marketed broadly, the Partnership has not received any other offers to date. The Partnership believes this is due to the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This has caused Shoppes' occupancy to decline. The Partnership is seeking to find an anchor tenant, such as a gourmet grocery, to attract more activity to the center. In this regard, the Partnership has identified certain tenants that would be suitable to lease a large percentage of the currently vacant space. The Partnership has reached an agreement in principle to lease approximately 20,000 square feet (approximately 23% of the property) to an upscale grocer. In order to accommodate this tenant, substantial changes will need to be made to the property. The cost of these changes will be significant, and it is likely that a portion of the sales proceeds from the anticipated sale of the Delchamps property will be needed to pay for these costs. The Partnership will continue to market the space for lease and the property for sale. However, the success of the leasing activity will directly relate to the results of the sales efforts. Further the property's mortgage loan matures May 1, 2002. The Partnership is both seeking an extension of the existing facility as well as seeking to refinance the loan. The Partnership has received a letter of intent from a replacement lender. This letter proposes a loan that will replace the existing facility. However, this loan is subject to a number of conditions that have not yet been satisfied. Therefore, there can be no assurances that the Partnership will be successful in refinancing the existing loan.

   The $8 million carrying value at December 31, 2001 is based on management's best estimates of current market value.

(c) Ponderosa Restaurant ("Ponderosa")

   On September 28, 1988, the Partnership purchased the land and building occupied by a Ponderosa restaurant located in Garfield Heights, Ohio. The building was constructed in 1981 and contains 5,400 square feet of space. The cost of the restaurant was $1,075,000 plus closing costs which were paid in cash.

   The restaurant was purchased from Ponderosa, Inc. ("Ponderosa"), a wholly-owned subsidiary of Metromedia Company. The obligor under the lease is Metromedia Steakhouse Company LP. The restaurant is operated by a Ponderosa franchisee under a sublease agreement from the obligor. Ponderosa in accordance with the terms of a triple-net lease whereby Ponderosa must pay all taxes, insurance premiums and operating costs. The lease has a base term of 15 lease years (as defined in the lease), terminates on September 22, 2003 and contains four five-year renewal options. The Partnership is landlord only and does not participate in the operations of the restaurant.

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

   The Ponderosa property has been occupied since its purchase and the average annual base rent per square foot at December 31 for the last two years are as follows:

                                 2001            2000
Average Annual Base Rent
 Per Square Foot                $24.57          $23.64

  The Partnership has commenced lease renewal negotiations with the existing franchisee that currently operates the property. The Partnership anticipates that the lease negotiation will result in a new, long term lease at rental rates below the existing levels. As a result, the Partnership has reduced its net carrying value of the property to $810,250 of December 31, 2001.

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

   The current occupancy level of Delchamps Plaza North has caused a significant use of cash during 2001. In addition, the potential new anchor tenant at Shoppes on the Parkway will require a significant investment of new capital in the property. Further, the mortgage of Delchamps is currently past its maturity and the mortgage at Shoppes on the Parkway matures in May 2002. There are no assurances that the Partnership will be successful in extending the existing loans or in refinancing the obligations.


Item 3. Legal Proceedings.

  None.


Item 4. Submission of Matters to a Vote of Security Holders.

  None.





                            PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2001, there were 441 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners for 2001;
cash distributions from operations to Limited Partners for 2000 were $137,976.

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

   The Partnership was required to make a balloon mortgage payment for Delchamps in December 1996 in the amount of $2,823,000. Prior to the scheduled maturity of the original mortgage loan, the lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period and requires monthly payments of principal and interest of approximately $24,600. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, was used to retire the original mortgage secured by Delchamps from Lincoln National Life Insurance Company. The outstanding mortgage balance encumbered by this property was $2,758,091 at December 31, 2001. The First Mortgage Loan matured on February 1, 2002 and was not extended. While the Partnership continues to make monthly payments after maturity, the Partnership is in default on this mortgage.

   Below is a table summarizing the historical data for distributions per Limited Partnership Interest for the last two years:

Distribution
    Date                  2001   2000

February 15             $   --  $17.59
May 15                      --      --
August 15                   --      --
November 15                 --      --

  A distribution of Operating Cash Flow for the fourth quarter of 1999 was made to the Limited Partners on February 15, 2000 in the amount of $137,976. No distributions for 2001 or 2000 were made primarily as a result of the vacancy situation at Delchamps. The Preferential Distribution Deficiency for the year ended December 31, 2001 equaled $5,603,216, a $697,572 increase over 2000.

  In 1998, the General Partners notified the Limited Partners that they were exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged nationally known appraisal firms to value the Partnership's assets. Additionally, the successor to one of these firms is assisting the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

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

  On February 9, 2001, the Partnership received notice that an unsolicited tender offer to purchase up to 1,568.5 outstanding Units was to commence with a tender price of $500 per Unit. This offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and expired on March 19, 2001. As a result of this tender offer 896.25 economic interests in the Partnership were transferred. Upon completion of the this tender offer, the purchasers held an aggregate of 1,347.25 economic interests, or approximately 17% of the total outstanding Units, including 205 economic interests purchased on the secondary market.

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

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2001.

  Early in the Shoppes marketing process, the Partnership received an expression of interest that was below the property's appraised value. Although Shoppes has been marketed broadly, the Partnership has not received any other offers to date. Management believes this is due to the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This has caused Shoppes' occupancy to decline. The Partnership is seeking to find an anchor tenant, such as a gourmet grocery, to attract more activity to the center. The Partnership has identified certain tenants that would be suitable to lease a large percentage of the currently vacant space. The Partnership has reached an agreement in principle to lease approximately 20,000 square feet (approximately 23% of the property's gross leasable area) to an upscale grocer. In order to accommodate this tenant, substantial changes will need to be made to the property. The cost of these changes will be significant, and it is likely that a portion of the sales proceeds from the anticipated sale of the Delchamps property will be needed to pay for these costs. The Partnership will continue to market the space for lease and the property for sale. However, the success of the sales efforts will directly relate to the results of the leasing at the property. Further the property's mortgage loan matures May 1, 2002. The Partnership is both seeking an extension of the existing facility as well as seeking to refinance the loan. The Partnership has received a letter of intent from a replacement lender. This letter proposes a loan that will replace the existing facility. However, this loan is subject to a number of conditions that have not yet been satisfied.

  The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. Because of its high cash flow, the Partnership currently anticipates selling this property last. Also, because of its relatively small size (approximately 5,400 sq. ft.), it is likely that there will be a larger number of potential buyers for this property. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the tenant under the lease, sublet the premises to an area franchisee through the term of the existing lease (September, 2003). The Partnership has commenced discussions with the subtenant for potential lease extension or sale of the property. The Partnership has commenced lease renewal negotiations with the existing franchisee that currently operates the property. The Partnership anticipates that the lease negotiation will result in a new, long term lease at rental rates below the existing levels. As a result, the Partnership has reduced its net carrying value of the property to $810,250 of December 31, 2001. There can be no assurances of success of a renewal or extension of the lease based on the current negotiations.

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

  To address these occupancy issues, the Partnership engaged Coldwell Banker Commercial to market the center for lease to a broad variety of potential tenants. Further, the costs of re-leasing the space could be significant. The Partnership is continuing to actively market the property.

  In addition, the Partnership has unsuccessfully approached the lender and requested certain modifications to the existing loan. These modifications would have allowed the Partnership additional time to market the vacant anchor space for lease, and the center itself for sale, during this period of limited occupancy and cash flow. The Partnership stopped making the monthly payments required under the mortgage loan in June 2000, and on August 10, 2000 the Partnership was informed that the mortgage lender had accelerated the mortgage loan. Subsequent to the acceleration, the Partnership has made all required payments and is now current on all of its payment obligations.

  The Partnership is not in compliance with its debt service coverage ratio for the Delchamps loan which is now past the loan maturity date. Since the property was in violation of this covenant the mortgage holder can declare the loan in default and begin foreclosure proceedings.

  In the second quarter of 2001, the Partnership received two letters of intent from prospective purchasers of the Delchamps property. In the third quarter of 2001, the Partnership entered into a contract with one of the potential purchasers to sell the property in the amount of approximately $4,300,000. The buyer completed its due diligence and paid $155,000 in non-refundable fees toward the purchase price of the property. This sale did not close as planned. The property's mortgage matures in February, 2002. The Partnership believes this will be a difficult loan to refinance in the current environment.

  In the first quarter of 2002, the Partnership executed a contract to sell Delchamps for $3,800,000 million to an unaffiliated third party purchaser, subject to certain contingencies. The purchaser is currently conducting its due diligence on the property. Based on the existing contract, the due diligence must be completed in the second quarter of 2002.

  Primarily as a result of the occupancy loss at Delchamps and the decline of occupancy at Shoppes, the General Partners have temporarily deferred distributions. The General Partners will likely continue to defer distributions until they have sold the properties or improved the occupancy of both locations. Further, the General Partners believe it is prudent to conserve cash. The Partnership will likely need these funds to pay debt service or pay for tenant improvement costs for replacement tenants.

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

   An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee, which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners' opinion, comparable to fees that would be paid to independent third parties.

Results of Operations 2001 compared to 2000

   The Partnership generated a net loss of $158,000 for the year ended December 31, 2001 as compared to net income of $276,000 for the same period in 2000. The $434,000 decrease in net income is primarily a result of a $416,000 decrease in total income, a $36,000 decrease in total expense and an adjustment to liquidation basis of $54,000 to the Ponderosa property.

   Total income for the year ended December 31, 2001 was $1,594,000 as compared to $2,010,000 for the same period in 2000. The $416,000 decrease in total income was primarily a result of a $486,000 decrease in rental income, a $27,000 decrease in interest income offset by a $98,000 increase in other income. Rental income decreased primarily as a result of a decrease in rental income at Delchamps of $261,000 due to the overall decrease in occupancy (Delchamps, the largest single tenant vacated in October 2000), and a decrease in rental income at Shoppes of $230,000 due to a decrease in base rent because of overall lower occupancy and a decrease in percentage rent due to an overall decrease in sales of the tenants at Shoppes. Interest income decreased as a result of the decline in interest rates. Other income increased primarily as a result of the earnest money from the rescinded contract on Delchamps.

   Total expenses for the year ended December 31, 2001 were $1,698,000 as compared to $1,734,000 for the same period in 2000. The $36,000 decrease in total expense was primarily the result of a decrease interest expense of $39,000, a decrease of management fees of $36,000 offset by an increase in operating expense of $37,000. Interest expense decreased primarily as a result of the default interest paid in 2000 on the Delchamps mortgage.
Management fees decreased as a result of lower rental income. Operating expense increased due to an increase in overall operating expenses at Shoppes.

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

   Total expenses for the year ended December 31, 2000 were $1,734,000 as compared to $1,753,000 for the same period in 1999. The $19,000 decrease in total expense was a result of a combination of a decrease in depreciation expense of $207,000 and an increase of general and administrative expenses of $205,000. Depreciation expenses declined as a result of the adoption of the liquidation basis of accounting. General and administrative expenses increased primarily as a result of an increase in bad debt expense. Bad debt expense increased between the periods primarily as a result of an allowance taken for two tenants at Shoppes on the Parkway and the loss associated with the bankruptcy of the anchor tenant at Delchamps Shopping Center.

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

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

   On November 6, 2001 the Partnership dismissed Deloitte & Touche LLP as its independent accountant. Deloitte & Touche LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. In the Partnership's fiscal years ended 1999 and 2000 and the subsequent interim period preceding the dismissal there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which would have caused Deloitte & Touche LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

   On November 7, 2001, the Partnership engaged Altschuler,
Melvoin and Glasser LLP as its independent accountant. Neither the Partnership (nor someone on its behalf) consulted Altschuler, Melvoin and Glasser LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.



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

Mr. Jerome J. Brault . . . . . . . . . . . . .Chairman of the Board of
                                     Directors, Director and President

Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

Mr. Thomas E. Murphy . . . . . . . . . . . . . . . Treasurer and Chief
                                                     Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 68) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 41) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 35) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   The General Partners received a share of Partnership loss or income for 2001 and 2000.

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

   As a precondition to the financing on Shoppes, the lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred in 1995 to an SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

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

(c)    Form 8-K.

       On November 6, 2001, the Partnership dismissed Deloitte & Touche LLP as its independent accountant. Additionally on November 7, 2001 the Partnership engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. This Form 8-K was dated November 6, 2001 and filed on November 14, 2001.

(d) An annual report for the fiscal year 2001 will be sent to the Limited Partners subsequent to this filing.


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


Dated: April 23, 2002


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Independent Auditors' Report . . . . . . . . . . . . . . .  F-3

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2001 (Liquidation Basis) . . . . . . . . F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2001  (Liquidation Basis)  . . . . . . . . . . F-5

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2000  (Liquidation Basis)  . . . . . . . . . . F-6

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000 (Liquidation Basis). . . . . . . F-7

Notes to Consolidated Financial Statements  . . . . . . . . F-8

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.


                  INDEPENDENT AUDITORS' REPORT

Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying consolidated financial statements of Brauvin Income Properties L.P. 6, as of December 31, 2001, and for the year then ended as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Properties L.P. 6 at December 31, 2001, and the results of their operations for the year then ended in conformity with U.S. generally accepted accounting principles.



/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
February 15, 2002



                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying consolidated financial statements of Brauvin Income Properties L.P. 6 and subsidiary for the year ended December 31, 2000 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Brauvin Income Properties L.P. 6 and subsidiary for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


Chicago, Illinois
April 23, 2001


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 2001
                      (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                           $12,278,250
Cash and cash equivalents                               443,101
Rent receivable (net of
  allowances of $267,269)                                32,162
Escrow and other deposits                               704,921
Other assets                                             25,742

    Total Assets                                     13,484,176

LIABILITIES

Mortgage notes payable (Note 4)                       8,315,339
Accounts payable and accrued
  expenses                                              235,832
Deferred gain on sale of property (Note 2)            2,892,015
Reserve for liquidation costs (Note 2)                  151,870
Due to affiliate                                          5,267
Tenant security deposits                                 12,625
    Total Liabilities                                11,612,948

Net Assets in Liquidation                           $ 1,871,228














   See accompanying notes to consolidated financial statements



 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2001




Net assets in liquidation at January 1, 2001                  $2,068,683

Loss from operations                                            (197,455)

Net assets in liquidation at December 31, 2001                $1,871,228








  See accompanying notes to consolidated financial statements.



 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2000




Net assets in liquidation at January 1, 2000                  $1,930,945

Income from operations                                           275,714

Distributions to Limited Partners (a)                           (137,976)

Net assets in liquidation at December 31, 2000                $2,068,683

(a) Distributions to Limited Partners were approximately $17.60 per
    Unit.











  See accompanying notes to consolidated financial statements.



              CONSOLIDATED STATEMENTS OF OPERATIONS
         For the years ended December 31, 2001 and 2000
                      (Liquidation Basis)



                                           2001           2000
INCOME
Rental                                  $1,167,272     $1,653,603
Interest                                    31,987         59,365
Other, primarily expense
  reimbursements                           394,288        297,010

       Total income                      1,593,547      2,009,978

EXPENSES
Interest                                   789,680        829,130
Real estate taxes                          128,004        125,544
Repairs and maintenance                     18,213         21,513
Management fees (Note 5)                    82,302        117,672
Other property operating                   228,293        190,946
General and administrative                 451,524        449,459

  Total expenses                         1,698,016      1,734,264

Net (loss) income before
  adjustment to liquidation
  basis                                   (104,469)       275,714
Adjustment to liquidation
   basis                                   (92,986)            --

Net (loss) income                        $(197,455)    $  275,714

Net (loss) income allocated to:
  General Partners                       $  (1,975)    $    2,757

  Limited Partners                       $(195,480)    $  272,957

Net (loss) income Per Limited
  Partnership Interest
  (7,842.5 Units)                        $  (24.93)    $    34.80


  See accompanying notes to consolidated financial statements.



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2001 and 2000

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

   Brauvin Income Properties L.P. 6 (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of commercial properties consisting principally of existing shopping centers and, to a lesser extent, office and industrial buildings. The General Partners of the Partnership are Brauvin 6, Inc. and Jerome J. Brault. On August 8, 1997, Mr. Cezar M. Froelich resigned as an individual General Partner effective 90 days from August 14, 1997. Brauvin 6, Inc. is owned by the A.G.E. Realty Corporation Inc.(50%) and by Messrs. Brault (beneficially) (25%) and Froelich (25%). A.G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

   The Partnership was formed in April 1986. The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on May 30, 1986. The offering was terminated on August 31, 1987 having sold $7,842,500 in limited partnership interests.

   The Partnership has acquired the land and buildings underlying
Delchamps Plaza North Shopping Center ("Delchamps"), Shoppes on the Parkway ("Shoppes") and a Ponderosa Restaurant ("Ponderosa").






      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
         For the years ended December 31, 2001 and 2000

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2001.

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

   Consolidation of Special Purpose Entities

   The Partnership has two special purpose entities ("SPE"), Brauvin/Shoppes on the Parkway L.P. and Brauvin/Delchamps L.P., which are each owned 99% by the Partnership and 1% by an affiliate of the General Partners. The accounts of the Partnership have been consolidated with its majority owned SPE's in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated upon consolidation.

   Distributions from each SPE are subordinated to the Partnership, which effectively precludes any distributions from an SPE to affiliates of the General Partners. The creation of each SPE did not affect the Partnership's economic ownership of the properties. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2001.
   Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Fund effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

   The Partnerhsip does not believe that the adoption of SFAS 141, 142, 143, or 144, will have a significant impact on its financial statements.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

   Due to the bankruptcy and rejection of the lease by Delchamps
Inc. and the related vacancy at Delchamps, the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced by $303,225 in the second quarter of 2000.

   In the third quarter of 2000, the Partnership recorded a reduction in real estate held for sale of $330,525 related to an other than temporary decline in the value of real estate for the Delchamps property.

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

   In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale of $292,500 related to an other than temporary decline in the value of real estate for the Delchamps property.

   In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale of $1,462,500 related to an other than temporary decline in the value of real estate for the Shoppes property.

   In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale of $350,000 related to an other than temporary decline in the value of the real estate for the Ponderosa property.


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

   No distribution was paid in 2001. The Preferential Distribution Deficiency equaled $5,603,216 at December 31, 2001.

(4)  MORTGAGE NOTES PAYABLE

   Mortgage notes payable at December 31, 2001, consisted of the following:
                                           Interest      Date
                                  2001        Rate       Due
Shoppes on the Parkway(a)     $5,557,248      9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)      2,758,091      9.03%      2/01/02
                              $8,315,339



   The net carrying value of Delchamps and Shoppes approximated $3,686,500 and $7,781,500, respectively, at December 31, 2001.
Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations. The mortgage notes payable for Delchamps are currently due in full.

   (a) On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. (the "Successor Lender"). The First Mortgage Loan bears interest at the rate of 9.55% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and matures on May 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $4,675,000, were used to retire the existing mortgage secured by Shoppes from Crown Life Insurance Company. The remaining proceeds were used to pay loan closing costs and a $999,919 return of capital distribution to the Limited Partners.

   As a precondition to the financing, the Successor Lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to a cumulative return to the Partnership. This subordination effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

     The Partnership is both seeking an extension of the existing facility as well as seeking to refinance the loan. However, because of the low occupancy rate of the property, there can be no assurances that the Partnership will be successful in refinancing the existing loan.

   (b) The Partnership was required to make a balloon mortgage payment for Delchamps in the amount of $2,823,249 in December 1996. Prior to the scheduled maturity of the original mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $24,600 and matured on February 1, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, was used to retire the original mortgage secured by Delchamps from Lincoln National Life Insurance Company.

   As a precondition to the financing on Delchamps, the lender required that ownership of the property reside in a SPE. To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Delchamps L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Delchamps L.P. are subordinated to the Partnership, which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Delchamps L.P. did not affect the Partnership's economic ownership of the Delchamps property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

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

   Additionally, in the second quarter of 2000, the Partnership began to negotiate a debt restructuring plan with the mortgage lender. The Partnership stopped making the monthly payments required under the mortgage loan in June 2000, and on August 10, 2000 the Partnership was informed that the mortgage lender has accelerated the mortgage loan. Subsequent to the acceleration, the Partnership has made all required payments and is now current on all of its payment obligations.

   The Partnership failed to meet its debt service coverage ratio for the year ended December 31, 2001. If the Partnership is not able to comply with this covenant subsequent to December 31, 2001, the mortgage lender could foreclose on Delchamps. The property's mortgage matured on February 1, 2002 and was not extended. While the Partnership continues to make monthly payments after maturity the Partnership is in default on this mortgage.

   In the second quarter of 2001, the Partnership received two letters of intent from prospective purchasers of the Delchamps property. In the third quarter of 2001, the Partnership entered into a contract with one of the potential purchasers to sell the property in the amount of approximately $4,300,000. The potential purchaser completed its due diligence and paid $155,000 in non-refundable fees toward the purchase price of the property, however, this sale did not close.

   In the first quarter of 2002, the Partnership executed a contract to sell Delchamps for $3,800,000 to an unaffiliated third party purchaser and is subject to certain third party contingencies. This offer was assessed by management as an estimate of net realizable value at December 31, 2001.
(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2001 and 2000 were as follows:

                                           2001          2000
Management fees (based upon
  6% of "gross receipts"
  (as defined))                         $ 82,302       $117,672
Reimbursable office expenses             137,704        142,978

   The Partnership had made all payments to affiliates, except for $5,267 for management fees, as of December 31, 2001.

(6)  OPERATING LEASES

   The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

For the years ended December 31,:
                       2002                   $  852,320
                       2003                      580,687
                       2004                      379,364
                       2005                      217,477
                       2006                      137,228
                    Thereafter                     3,161
                       Total                  $2,170,237

   Contingent rental income (based upon a percentage of tenant sales in excess of certain amounts) approximated $3,549 and $41,900 in 2001 and 2000, respectively.


   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from the anchor tenants of Delchamps (prior to Delchamps lease cancellation in October 2000) approximates 6% and 16% of rental income for the Partnership for the years ended December 31, 2001 and 2000, respectively. Rental income received from Ponderosa approximates 11.4% and 7.7% of rental income for the Partnership for the years ended December 31, 2001 and 2000, respectively.

                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant


                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin/Shoppes on the Parkway L.P.               Delaware

Brauvin/Delchamps L.P.                            Delaware