Form 10QSB
period 2002-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2002-05-28
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

             For the three months ended     March 31, 2002

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

         Consolidated Statement of Net Assets in Liquidation
         as of March 31, 2002 (Liquidation Basis). . . . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2002 to
         March 31, 2002 (Liquidation Basis). . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2001 to
         March 31, 2001 (Liquidation Basis). . . . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
                  three months ended March 31, 2002 and 2001
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form 10-KSB.








                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2002 (LIQUIDATION BASIS)
                          (Unaudited)



ASSETS

Real estate held for sale                           $12,278,250
Cash and cash equivalents                               376,779
Rent receivable (net of
   allowances of $219,721)                               42,109
Escrow and other deposits                               627,066
Other assets                                             12,146

     Total Assets                                    13,336,350

LIABILITIES

Mortgage notes payable (Note 4)                       8,281,002
Accounts payable and accrued
   expenses                                             197,130
Deferred gain on sale of property                     2,892,015
Reserve for liquidation costs                           151,870
Due to affiliate                                         19,582
Tenant security deposits                                 12,625
     Total Liabilities                               11,554,224

Net Assets in Liquidation                           $ 1,782,126












   See accompanying notes to consolidated financial statements.


                 BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1,2002 TO MARCH 31, 2002
                          (Unaudited)




Net assets at January 1, 2002                                 $1,871,228

Loss from operations                                             (89,102)

Net assets in liquidation at March 31, 2002                   $1,782,126

























  See accompanying notes to consolidated financial statements.





                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2001 TO MARCH 31, 2001
                          (Unaudited)



Net assets at January 1, 2001                                 $2,068,683

Loss from operations                                             (15,151)

Net assets in liquidation at March 31, 2001                   $2,053,532















  See accompanying notes to consolidated financial statements.


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                      (LIQUIDATION BASIS)
       For the three months ended March 31, 2002 and 2001
                          (Unaudited)

                                          2002         2001
INCOME
Rental                                 $239,000     $309,294
Interest                                  2,367       13,524
Other, primarily tenant
  expense reimbursements                 80,242       72,417
  Total income                          321,609      395,235

EXPENSES
Interest                                195,397      197,861
Real estate taxes                        32,001       30,784
Repairs and maintenance                   1,530        4,078
Management fees (Note 5)                 19,582       20,713
Other property operating                 54,367       52,474
General and administrative              107,834      104,476
  Total expenses                        410,711      410,386


Net loss                               $(89,102)    $(15,151)

Net loss allocated to the
  General Partners                     $   (891)    $   (152)

Net loss allocated to the
  Limited Partners                     $(88,211)    $(14,999)

Net loss per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                         $ (11.25)    $  (1.91)






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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2002.

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

  Distributions from each of the SPE's are subordinated to the Partnership, which effectively precludes any distributions from an SPE to affiliates of the General Partners. The creation of each SPE did not affect the Partnership's economic ownership of the properties. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

  Real Estate Held for Sale

  Prior to the conversion from the going concern basis to the liquidation basis of accounting, the Partnership's rental properties were stated at cost including acquisition costs.
Depreciation was recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 31.5 years.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at March 31, 2002.

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

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

  The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 will have a significant impact on its financial statements.


(2)  ADJUSTMENT TO LIQUIDATION BASIS

  On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $278,713, which was included in the December 31, 1999 statement of changes in net assets in liquidation.

  In management's judgement no adjustments to real estate held for sale are required for the period from January 1, to March 31, 2002.

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

  There was no distribution for the first quarter of 2002, which would have been paid on May 15, 2002. The Preferential
Distribution Deficiency equaled $5,777,609 at March 31, 2002.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2002, consisted of the following:
                                        Interest     Date
                                         Rate         Due
Shoppes on the Parkway(a) $5,529,256     9.55%      5/01/02
Delchamps Plaza
 North Shopping Center(b)  2,751,746     9.03%      2/01/02
                          $8,281,002

   The net carrying value of the Delchamps property and the Shoppes property approximated $3,687,000 and $7,782,000, respectively, at March 31, 2002. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

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

   The Partnership is seeking an extension of the existing facility, as well as seeking to refinance the loan. However, because of the low occupancy rate of the property, there can be no assurances that the Partnership will be successful in refinancing the existing loan.

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

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at the Delchamps Shopping Center (the Shopping Center) located in Tuscaloosa, Alabama has rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, completed the process of selling its fixtures and equipment from this store. In October 2000 the tenant vacated the property. In addition, the Harco Drug store has the ability to cancel its lease with the Partnership if a suitable grocery anchor is not obtained within four months of the grocery store closing. Harco Drug store has not canceled its lease.

   Additionally, in the second quarter of 2000, the Partnership began to negotiate a debt restructuring plan with the mortgage lender. The Partnership stopped making the monthly payments required under the mortgage loan in June and on August 10, 2000 the Partnership was informed that the mortgage lender has accelerated the mortgage loan. Subsequent to the acceleration, the Partnership had made all required payments and is now current on all of its obligations.

   The Partnership failed to meet its debt service coverage ratio for the year ended December 31, 2001. If the Partnership is not able to comply with this covenant subsequent to December 31, 2001, the mortgage lender could foreclose on Delchamps. The property's mortgage matured on February 1, 2002 and was not extended. While the Partnership continues to make monthly payments, it is in default on this mortgage.

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

   In the first quarter of 2002, the Partnership executed a contract to sell Delchamps for $3,800,000 to an unaffiliated third party purchaser subject to certain third party contingencies.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 2002 and 2001 were as follows:

                                  2002                 2001
Management fees                 $19,582              $20,713
Reimbursable office expenses     34,585               34,073

   The Partnership had made all payments to affiliates, except for $19,582 for management fees, as of March 31, 2002.


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

   On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,000 and matures on May 1, 2002. The outstanding mortgage balance encumbered by this property was $5,529,256 at March 31, 2002. The Partnership has approached the lender for a short term extension of the existing facility while the Partnership seeks a replacement lender. In April 2002, the Partnership received and executed a term sheet from
a potential replacement lender.   This term sheet proposes a loan
that will replace the existing facility. However, this loan is subject to a number of conditions that have not yet been satisfied.

   On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period and requires monthly payments of principal and interest of approximately $24,600. The outstanding mortgage balance encumbered by this property was $2,751,746 at March 31, 2002. The First Mortgage Loan matured on February 1, 2002 and was not extended. While the Partnership continues to make monthly payments after maturity, the Partnership is in default on this mortgage.

   In 1999, the General Partners determined it was an appropriate time to pursue the disposition of the Partnership's assets. Additionally, in 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all of the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2002.

   In 2001, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties.
Combined withe prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation. Subsequent to the end of the second quarter, the Partnership engaged a new brokerage firm to assist in the marketing of the Partnership's properties for sale. The brokerage firm is national in scope and one of the largest real estate investment brokers in the country. The terms of the engagement are substantially similar to the terms previously negotiated.

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

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. Because of its high cash flow, the Partnership currently anticipates selling this property last. Also, because of its relatively small size (approximately 5,400 sq. ft.), it is likely that there will be a larger number of potential buyers for this property. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the tenant under the lease, sublet the premises to an area franchisee through the term of the existing lease (September, 2003). The Partnership has commenced discussions with the subtenant for a potential lease extension or sale of the property. The Partnership anticipates that the lease negotiation will result in a new, long term lease at rental rates below the existing levels. As a result, the Partnership reduced its net carrying value of the property to $810,250 at December 31, 2001. There can be no assurances of success of a renewal or extension of the lease based on the current negotiations.

   In the second quarter of 2000, Delchamps Shopping Center's anchor tenant rejected its lease under its Chapter 11 bankruptcy petition. To address Delchamps occupancy issues, the Partnership engaged Coldwell Banker Commercial to market the center for lease to a broad variety of potential tenants. The costs of re-leasing the space could be significant, however, the Partnership is continuing to actively market the property.

   The Partnership is not in compliance with its debt service coverage ratio for the Delchamps loan, which is now past the loan maturity date. Since the property was in violation of this covenant the mortgage holder can declare the loan in default and begin foreclosure proceedings.

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

   In the first quarter of 2002, the Partnership executed a contract to sell Delchamps for $3,800,000 to an unaffiliated third party, subject to certain contingencies. The purchaser is currently conducting its due diligence on the property, which must be completed in the second quarter of 2002.

   There have been no distributions to the Limited Partners during 2002 or 2001. This is primarily a result of the occupancy loss at Delchamps and the decline of occupancy at Shoppes. The General Partners will likely continue to defer distributions until they have sold the properties or improved the occupancy of both locations. Further, the General Partners believe it is prudent to conserve cash. The Partnership will likely need these funds to pay debt service or pay for tenant improvement costs for replacement tenants. The Preferential Distribution Deficiency at March 31, 2002 equaled $5,777,609, a $174,393 increase over 2001.

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

Results of Operations (Liquidation Basis) - Three months ended
March 31, 2002 and 2001

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $89,000 for the period ended March 31, 2002 as compared to net loss of $15,000 for the same period in 2001. The $74,000 increase in net loss is primarily a result of a decrease in total income of $73,000 and an increase in total expenses of $1,000.

   Total income for the period ended March 31, 2002 was $322,000 as compared to $395,000 for the same period in 2001. The $73,000 decrease in total income was primarily a result of a $70,000 decrease in rental income. Rental income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway.



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


                    DATE:  May 28, 2002


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  May 28, 2002