Form 10QSB
period 2002-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2002-08-27
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                For the six months ended     June 30, 2002

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

         Consolidated Statement of Net Assets in Liquidation
         as of June 30, 2002 (Liquidation Basis) . . . . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2002 to
         June 30, 2002 (Liquidation Basis) . . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2001 to
         June 30, 2001 (Liquidation Basis) . . . . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
         six months ended June 30, 2002 and 2001
         (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . . .7

         Consolidated Statements of Operations for the
         three months ended June 30, 2002 and 2001
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2002 and June 30, 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2002 and June 30, 2001 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form
10-KSB.






                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               JUNE 30, 2002 (LIQUIDATION BASIS)
                          (Unaudited)



ASSETS

Real estate held for sale                           $11,565,225
Cash and cash equivalents                               103,931
Rent receivable (net of
   allowances of $99,695)                                54,813
Escrow and other deposits                               689,346
Other assets                                             20,221

     Total Assets                                    12,433,536

LIABILITIES

Mortgage notes payable (Note 4)                       8,236,386
Accounts payable and accrued
   expenses                                             199,378
Deferred gain on sale of property                     2,178,990
Reserve for liquidation costs                           151,870
Due to affiliate                                         14,055
Tenant security deposits                                 12,625
     Total Liabilities                               10,793,304

Net Assets in Liquidation                           $ 1,640,232


















   See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                        FOR THE PERIOD
                JANUARY 1,2002 TO JUNE 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net assets at January 1, 2002                                 $1,871,228

Loss from operations                                            (230,996)

Net assets in liquidation at June 30, 2002                    $1,640,232







  See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                        FOR THE PERIOD
                JANUARY 1, 2001 TO JUNE 30, 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets at January 1, 2001                                 $2,068,683

Loss from operations                                             (63,110)

Net assets in liquidation at June 30, 2001                    $2,005,573










  See accompanying notes to consolidated financial statements.





                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                          2002         2001
INCOME
Rental                                 $489,369     $624,769
Interest                                  4,492       23,655
Other, primarily tenant
  expense reimbursements                135,166      160,727
  Total income                          629,027      809,151

EXPENSES
Interest                                442,057      395,539
Real estate taxes                        78,793       61,569
Repairs and maintenance                  16,213       13,662
Management fees (Note 5)                 37,582       42,160
Other property operating                107,237      116,901
General and administrative              178,141      242,430
  Total expenses                        860,023      872,261


Net loss                              $(230,996)    $(63,110)

Net loss allocated to the
  General Partners                    $  (2,310)    $   (631)

Net loss allocated to the
  Limited Partners                    $(228,686)    $(62,479)

Net loss per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                        $  (29.16)    $  (7.97)









  See accompanying notes to consolidated financial statements.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                          2002         2001
INCOME
Rental                                 $250,369     $315,475
Interest                                  2,125       10,131
Other, primarily tenant
  expense reimbursements                 54,924       88,310
  Total income                          307,418      413,916

EXPENSES
Interest                                246,660      197,678
Real estate taxes                        46,792       30,785
Repairs and maintenance                  14,683        9,584
Management fees (Note 5)                 18,000       21,447
Other property operating                 52,870       64,427
General and administrative               70,307      137,954
  Total expenses                        449,312      461,875


Net loss                              $(141,894)    $(47,959)

Net loss allocated to the
  General Partners                    $  (1,419)    $   (480)

Net loss allocated to the
  Limited Partners                    $(140,475)    $(47,479)

Net loss per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                        $  (17.91)    $  (6.05)









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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of June 30, 2002.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at June 30, 2002.

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

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which was effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

  On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $278,713, which was included in the December 31, 1999 consolidated statement of changes in net assets in liquidation.

  As a result of the contract for sale of Delchamps(which was sold in July, 2002), see Note 4, the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced $713,025 in the second quarter of 2002.

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

  At June 30, 2002, the Preferential Distribution Deficiency equaled $5,952,002.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2002, consisted of the
following:
                                        Interest      Date
                                          Rate         Due
Shoppes on the Parkway(a) $5,500,441     9.55%      12/31/02
Delchamps Plaza
 North Shopping Center(b)  2,735,945     9.03%       2/01/02
                          $8,236,386

   The net carrying value of the Delchamps property and the Shoppes property approximated $2,973,000 and $7,782,000, respectively, at June 30, 2002. Delchamps and Shoppes serve as collateral under the respective nonrecourse debt obligations.

   (a) On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. (the "Successor Lender"). The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,500 and was scheduled to mature on May 1, 2002. The lender and the Partnership have executed an extension of the maturity to December 31, 2002.

   As a precondition to the 1995 financing, the Successor Lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are subordinated to a cumulative return to the Partnership. This subordination effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

     The Partnership is seeking to refinance the loan. However, because of the low occupancy rate of the property, there can be no assurances that the Partnership will be successful in refinancing the existing loan.

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

   As a precondition to the 1997 financing on Delchamps, the lender required that ownership of the property reside in a SPE. To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Delchamps L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Delchamps L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Delchamps L.P. did not affect the Partnership's economic ownership of the Delchamps property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

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

   Additionally, in the second quarter of 2000, the Partnership began to negotiate a debt restructuring plan with the mortgage lender. The Partnership stopped making the monthly payments required under the mortgage loan in June and on August 10, 2000 the Partnership was informed that the mortgage lender has accelerated the mortgage loan. Subsequent to the acceleration, the Partnership had made all required payments.

   The property's mortgage matured on February 1, 2002 and was not extended. While the Partnership continued to make monthly payments, it was in default on the mortgage.

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

   In the first quarter of 2002, the Partnership executed a contract to sell Delchamps for $3,800,000 to an unaffiliated third party purchaser subject to certain third party contingencies. This contract was terminated by the potential purchaser.

   In the second quarter of 2002, faced with increasing uncertainty as to whether or not the lender would exercise its rights and foreclose on the matured mortgage loan, the Partnership executed a contract to sell Delchamps for $3,050,000 to an unaffiliated third party purchaser subject to certain third party contingencies.

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$288,000 in net proceeds.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2002 and 2001 were as follows:

                                    2002           2001
Management fees                    $37,582       $42,160
Reimbursable office expenses        67,210        72,454


     The Partnership had made all payments to affiliates, except for $7,275 related to reimbursable office expenses and $6,780 for management fees, as of June 30, 2002.


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

   The Partnership's liquidity position was very low at June 30, 2002. Subsequently, even with the proceeds from the sale of Delchamps, the Partnership may have difficulty meeting its liquidity needs in the fourth quarter of 2002. However, the Partnership is actively pursuing the sale of its remaining assets to address this liquidity concern.

   On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,000 and matures on December 31, 2002. The outstanding mortgage balance encumbered by this property was $5,500,441 at June 30, 2002. The lender and the Partnership have executed an extension of the maturity to December 31, 2002. In April 2002, the Partnership received and executed a
term sheet from a potential replacement lender.   This term sheet
proposes a loan that will replace the existing facility. However, this loan is subject to a number of conditions that have not yet been satisfied.

   On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period and requires monthly payments of principal and interest of approximately $24,600. The outstanding mortgage balance encumbered by this property was $2,735,945 at June 30, 2002. The First Mortgage Loan matured on February 1, 2002 and was not extended. The mortgage was paid in full upon the sale of the asset in July, 2002.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of June 30, 2002.

   In 2001, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties.
Combined with the prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation. Subsequent to the end of the second quarter, the Partnership engaged a new brokerage firm to assist in the marketing of the Partnership's properties for sale. The brokerage firm is national in scope and one of the largest real estate investment brokers in the country. The terms of the engagement are substantially similar to the terms previously negotiated.

Shoppes on the Parkway

   In the second quarter, the Partnership received two expressions of interest in the property. These offers were at prices below the appraised value and the offers are subject to the completion of the new anchor leases detailed below. The Partnership will continue to negotiate with the most promising potential purchaser while seeking to complete the anchor lease negotiations. The offers for the property are less than the appraised value in part because the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This has caused Shoppes'
occupancy to decline.   The Partnership has identified certain
tenants that would be suitable to lease a large percentage of the currently vacant space. The Partnership has executed a conditional lease for approximately 21,000 square feet (approximately 23% of the property's gross leasable area) to an upscale grocer. The Partnership is also negotiating a lease for 7,000 square feet to a national distributor of boating/marina supplies. In order to accommodate these tenants, substantial changes will need to be made to the property. The cost of these changes will be significant, and it is likely that a portion of the sales proceeds from the sale of the Delchamps property will be needed to pay for these costs. In order to accommodate the improvements required by the 21,000 square foot tenant, the Partnership needs to seek either a zoning variance or a complete re-zoning of the property. The Partnership expects to have a resolution of this matter in the fourth quarter of 2002. To the extent these efforts are unsuccessful and the anchor tenant rejects the conditional lease, it is unlikely that the Partnership will be able to continue to support the property. In addition, the value of the property will decline significantly. In this scenario, the property will be difficult to refinance or sell and the property will revert to the mortgage holder. However, the Partnership has engaged a local zoning expert to assist with the zoning issue and preliminary indications from the local zoning authorities are positive.

Ponderosa

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

   In the third quarter of 2002, the Partnership executed a new lease with the Ponderosa franchisee currently operating the property. The effective date of this lease is subject to the timely termination of the existing lease with the franchisor. The new lease is scheduled to commence in September 2002 and have a fifteen year term. The lease will have minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease will be "triple net" to the Partnership which will require the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership will also be required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable. The Partnership will be aggressively marketing the property for sale.

Delchamps

   In the second quarter of 2000, Delchamps Shopping Center's anchor tenant rejected its lease under its Chapter 11 bankruptcy petition. To address Delchamps occupancy issues, the Partnership engaged Coldwell Banker Commercial to market the center for lease to a broad variety of potential tenants. The costs of re-leasing the space could be significant, however, the Partnership continued to actively market the property.

   The Partnership was not in compliance with its debt service coverage ratio for the Delchamps loan, which was past the loan maturity date. Since the property was in violation of this covenant the mortgage holder would have been able to declare the loan in default and begin foreclosure proceedings.

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

   In the first quarter of 2002, the Partnership executed a contract to sell Delchamps for $3,800,000 to an unaffiliated third party, subject to certain contingencies. The purchaser conducted its due diligence on the property, which was completed in the second quarter of 2002. The purchaser subsequently did not complete the sale.

   In the second quarter of 2002, the Partnership executed a contract to sell Delchamps for $3,050,000 to an unaffiliated third party purchaser subject to certain third party contingencies.

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$288,000 in net proceeds.

   There have been no distributions to the Limited Partners during 2002 or 2001. This is primarily a result of the occupancy loss at Delchamps and the decline of occupancy at Shoppes. The General Partners will likely continue to defer distributions until they have sold the properties or improved the occupancy of both locations. Further, the General Partners believe it is prudent to conserve cash. The Partnership will likely need these funds to pay debt service or pay for tenant improvement costs for replacement tenants. The Preferential Distribution Deficiency at June 30, 2002 equaled $5,952,002.

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

Results of Operations (Liquidation Basis)- Six months ended
June 30, 2002 and 2001

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's consolidated financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $231,000 for the period ended June 30, 2002 as compared to net loss of $63,000 for the same period in 2001. The $168,000 increase in net loss is primarily a result of a decrease in total income of $180,000 and an decrease in total expenses of $12,000.

   Total income for the period ended June 30, 2002 was $629,000 as compared to $809,000 for the same period in 2001. The $180,000 decrease in total income was primarily a result of a $135,000 decrease in rental income, a $19,000 decrease in interest income, and a $26,000 decrease in other income. Rental income and other income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway.

   Total expenses for the six month period ended June 30, 2002 were $860,000 as compared to $872,000 for the same period in 2001. The $12,000 decrease in total expense was due to an increase in interest expense of $47,000 primarily relating to costs of the loan extensions, an increase in real estate tax expense of $17,000 relating to Delchamps, and an increase in repairs and maintenance of $3,000 offset by a decrease in management fees of $5,000, a decrease in operating expense of $10,000 and a decrease in general and administrative expenses of $64,000. General and administrative expenses decreased primarily as a result of bad debt expense being lower in 2002 as compared to 2001.

Results of Operations (Liquidation Basis)- Three months ended
June 30, 2002 and 2001

   The Partnership generated a net loss of $142,000 for the three months ended June 30, 2002 as compared to net loss of $48,000 for the same period in 2001. The $94,000 increase in net loss is primarily a result of a decrease in total income of $107,000 and an decrease in total expenses of $13,000.

   Total income for the three months ended June 30, 2002 was $307,000 as compared to $414,000 for the same period in 2001. The $107,000 decrease in total income was primarily a result of a $65,000 decrease in rental income, a $8,000 decrease in interest income, and a $33,000 decrease in other income. Rental income and other income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway.

   Total expenses for the three month period ended June 30, 2002 were $449,000 as compared to $462,000 for the same period in 2001. The $13,000 decrease in total expense was due to an increase in interest expense of $49,000 primarily relating to costs of the loan extensions, an increase in real estate tax expense of $16,000 relating to Delchamps, and an increase in repairs and maintenance of $5,000 offset by a decrease in management fees of $3,000, a decrease in operating expense of $12,000 and a decrease in general and administrative expenses of $68,000. General and administrative expenses decreased primarily as a result of bad debt expense being lower in 2002 as compared to 2001.



                  PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None.

ITEM 2.  Changes in Securities.

         None.

ITEM 3.  Defaults Upon Senior Securities.

         None.

ITEM 4.  Submission of Matters To a Vote of Security
         Holders.

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         Exhibit 99. Certificate of the Chief Executive Officer and the Certificate of the Chief Financial Officer.



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


                    DATE:  August 26, 2002


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  August 26, 2002



                           Exhibit 99

           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                        BRAUVIN 6, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN INCOME PROPERTIES L.P. 6


The undersigned, being the duly elected Chief Executive Officer of Brauvin 6, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin Income Properties L.P. 6 (the "Partnership"), and further certifies that to the best of his knowledge:

     1. The Form 10-QSB for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in said Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 26th day of August, 2002.




             /s/ Jerome J. Brault

            Jerome J. Brault
            Chief Executive Officer



           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                        BRAUVIN 6, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN INCOME PROPERTIES L.P. 6


The undersigned, being the duly elected Chief Financial Officer of Brauvin 6, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin Income Properties L.P. 6 (the "Partnership"), and further certifies that to the best of his knowledge:

     1. The Form 10-QSB for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in said Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 26th day of August, 2002.




             /s/ Thomas E. Murphy

            Thomas E. Murphy
            Chief Financial Officer