Form 10QSB
period 2002-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2002-11-15
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

          For the nine months ended     September 30, 2002

                                or

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

         Consolidated Statement of Net Assets in Liquidation
         as of September 30, 2002 (Liquidation Basis). . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2002 to
         September 30, 2002 (Liquidation Basis). . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2001 to
         September 30, 2001 (Liquidation Basis). . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
         nine months ended September 30, 2002 and 2001
         (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . . .7

         Consolidated Statements of Operations for the
         three months ended September 30, 2002 and 2001
         (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . . .8

         Notes to Consolidated Financial Statements  . . . . . . . . .  9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation. . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . 27

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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2002 and September 30, 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2002 and September 30, 2001 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form
10-KSB.





                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2002 (LIQUIDATION BASIS)
                          (Unaudited)



ASSETS

Real estate held for sale                            $8,591,750
Cash and cash equivalents                               254,069
Rent receivable (net of
   allowances of $107,200)                               51,036
Escrow and other deposits                               575,257
Other assets    49,100

     Total Assets                                     9,521,212

LIABILITIES

Mortgage notes payable (Note 4)                       5,471,008
Accounts payable and accrued
   expenses                                             203,180
Deferred gain on sale of property                     2,153,138
Reserve for liquidation costs                           151,870
Due to affiliate                                          3,433
     Total Liabilities                                7,982,629

Net Assets in Liquidation                            $1,538,583















   See accompanying notes to consolidated financial statements.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                       FOR THE PERIOD
             JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net assets at January 1, 2002                          $1,871,228

Loss from operations                                     (349,330)
Gain from property sale                                    16,685

Net assets in liquidation at September 30, 2002        $1,538,583
















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



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                          2002         2001
INCOME
Rental                               $  686,538    $ 905,776
Interest                                  6,692       28,346
Other, primarily tenant
  expense reimbursements                193,866      232,351
  Total income                          887,096    1,166,473

EXPENSES
Interest                                621,399      593,052
Real estate taxes                       101,069       92,354
Repairs and maintenance                  69,638       16,690
Management fees (Note 5)                 53,806       63,952
Other property operating                152,372      175,040
General and administrative              238,142      365,949
  Total expenses                      1,236,426    1,307,037

Loss before gain on sale
  of property                          (349,330)    (140,564)

Gain on sale of property                 16,685           --

Net loss                             $ (332,645)   $(140,564)

Net loss allocated to the
  General Partners                   $   (3,326)   $  (1,406)

Net loss allocated to the
  Limited Partners                   $ (329,319)   $(139,158)

Net loss per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                        $  (41.99)   $  (17.74)



  See accompanying notes to consolidated financial statements.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                          2002         2001
INCOME
Rental                                $ 197,169     $281,007
Interest                                  2,200        4,691
Other, primarily tenant
  expense reimbursements                 58,700       71,624
  Total income                          258,069      357,322

EXPENSES
Interest                                179,342      197,513
Real estate taxes                        22,276       30,785
Repairs and maintenance                  53,425        3,028
Management fees (Note 5)                 16,224       21,792
Other property operating                 45,135       58,139
General and administrative               60,001      123,519
  Total expenses                        376,403      434,776

Loss before gain on sale
  of property                          (118,334)     (77,454)

Gain on sale of property                 16,685           --

Net loss                              $(101,649)    $(77,454)

Net loss allocated to the
  General Partners                    $  (1,016)    $   (775)

Net loss allocated to the
  Limited Partners                    $(100,633)    $(76,679)

Net loss per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                        $  (12.83)    $  (9.78)




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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of September 30, 2002.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at September 30, 2002.

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

  The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 has a significant impact on its financial statements.

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

  As a result of the contract for sale of Delchamps (which was sold in July 2002), see Note 4, the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced $713,025 in the second quarter of 2002.
In July 2002 the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were reduced by $2,973,475 and $25,852, respectively, as a result of the Delchamps sale.

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

  At September 30, 2002, the Preferential Distribution Deficiency equaled $6,126,395.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2002, consisted of the following:
                                       Interest       Date
                                         Rate          Due
Shoppes on the Parkway(a) $5,471,008     9.55%      12/31/02
Delchamps Plaza
 North Shopping Center(b)
                          $5,471,008

   The net carrying value of the Shoppes property approximated
$7,782,000, at September 30, 2002. Shoppes serves as collateral under its nonrecourse debt obligations.

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

   (b) The Partnership was required to make a balloon mortgage payment for Delchamps in the amount of $2,823,249 in December 1996. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bore interest at the rate of 9.03% per annum, was amortized over a 25-year period, required monthly payments of principal and interest of approximately $24,600 and matured on February 1, 2002.

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

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 2002 and 2001 were as follows:

                                   2002                 2001
Management fees                 $ 53,806             $ 63,952
Reimbursable office expenses     109,687              105,079


     The Partnership had made all payments to affiliates, except for $3,433 for management fees, as of September 30, 2002.


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

   The Partnership's liquidity position was very low at September 30, 2002, even including the proceeds from the sale of Delchamps, the Partnership may have difficulty meeting its liquidity needs in the fourth quarter of 2002. However, the Partnership is actively pursuing the sale of its remaining assets to address this liquidity concern.

   On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, requires monthly payments of principal and interest of approximately $53,000 and matures on December 31, 2002. The outstanding mortgage balance encumbered by
this property was $5,471,008 at September 30, 2002.   In April
2002, the Partnership received and executed a term sheet from a
potential replacement lender.   This term sheet proposes a loan
that will replace the existing facility. However, this loan is subject to a number of conditions that have not yet been satisfied.

   On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bore interest at the rate of 9.03% per annum, was amortized over a 25-year period and required monthly payments of principal and interest of approximately $24,600. The mortgage was paid in full upon the sale of the asset in July, 2002.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of September 30, 2002.

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

Shoppes on the Parkway

   In the second quarter of 2002, the Partnership received two expressions of interest in the property. These offers were at prices below the appraised value and the offers are subject to the completion of the new anchor leases detailed below. The Partnership will continue to negotiate with the most promising potential purchaser while seeking to complete the anchor lease negotiations. The offers for the property are less than the appraised value in part because the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This
has caused Shoppes' occupancy to decline.   The Partnership has
identified certain tenants that would be suitable to lease a large percentage of the currently vacant space. The Partnership has executed a conditional lease for approximately 21,000 square feet (approximately 23% of the property's gross leasable area) to an upscale grocer. The Partnership also executed a lease for 7,000 square feet to a national distributor of boating/marina supplies. In order to accommodate these tenants, substantial changes will need to be made to the property. The cost of these changes will be significant, and it is likely that a portion of the sales proceeds from the sale of the Delchamps property will be needed to pay for these costs. In order to accommodate the improvements required by the 21,000 square foot tenant, the Partnership needs to seek either a zoning variance or a complete re-zoning of the property. The Partnership expects to have a resolution of this matter in the fourth quarter of 2002. To the extent these efforts are unsuccessful and the anchor tenant rejects the conditional lease, it is unlikely that the Partnership will be able to continue to support the property. In addition, the value of the property will decline significantly. In this scenario, the property will be difficult to refinance or sell and the property will revert to the mortgage holder. However, the Partnership has engaged a local zoning expert to assist with the zoning issue and preliminary indications from the local zoning authorities are positive.

   During the fourth quarter of 2002, the Partnership negotiated a letter of intent to sell the property for $8,350,000 less: 1) the costs of the renovation of the new anchor tenant space; 2) the cost of moving two tenants that must be moved to accommodate the anchor; and 3) the implied cost of the down time of the anchor tenant during its build out period. The Partnership is currently negotiating sale documents with the potential purchaser. This sale will be subject to the anchor tenant accepting the premises and the zoning variance referenced above. Given the complexities involved in this process, there can be no assurance that the sale will be consummated.

Ponderosa

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the tenant under the lease, sublet the premises to an area franchisee through the term of the existing lease (September, 2003).

   In the third quarter of 2002, the Partnership executed a new lease with the Ponderosa franchisee currently operating the property. The effective date of this lease is subject to the timely termination of the existing lease with the franchisor. The new lease commenced in September 2002 and has a fifteen year term. The lease will have minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease will be "triple net" to the Partnership which will require the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership is also required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable.

   In the fourth quarter the Partnership entered into an agreement for the sale of the property to an unaffiliated buyer for $885,000, less the $50,000 required for future renovations of the property. Subsequently, the prospective purchaser terminated the sale agreement. The Partnership is currently receiving several other purchase offers for this property.

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

      There have been no distributions to the Limited Partners during 2002 or 2001. This is primarily a result of the occupancy loss at Delchamps and the decline of occupancy at Shoppes. The General Partners will likely continue to defer distributions until they have either sold Shoppes or improved its occupancy. Further, the General Partners believe it is prudent to conserve cash. The Partnership will likely need these funds to pay debt service or pay for tenant improvement costs for replacement tenants. The Preferential Distribution Deficiency at September 30, 2002 equaled $6,126,395.

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

   One of the special purpose entities owned by the Partnership (Brauvin/ Delchamps) has been sued by a real estate broker in relation to the sale of the asset. The Partnership believes the suite is without merit. The special purpose entity has been partially indemnified by the purchaser of the property against such litigation. The Partnership intends to file its response to the claims in the fourth quarter of 2002.

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

Results of Operations (Liquidation Basis)- Nine months ended
September 30, 2002 and 2001

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's consolidated financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $333,000 for the period ended September 30, 2002 as compared to net loss of $141,000 for the same period in 2001. The $192,000 increase in net loss is primarily a result of a decrease in total income of $279,000 and a decrease in total expenses of $71,000.

   Total income for the period ended September 30, 2002 was $887,000 as compared to $1,166,000 for the same period in 2001. The $279,000 decrease in total income was primarily a result of a $219,000 decrease in rental income, a $21,000 decrease in interest income, and a $38,000 decrease in other income. Rental income and other income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway and the sale of Delchamps Plaza North Shopping Center in July, 2002. Interest income decreased as a result of a decline in interest rates on the Partnership's investments and a decline in the total amount invested by the Partnership.

   Total expenses for the nine month period ended September 30, 2002 were $1,236,000 as compared to $1,307,000 for the same period in 2001. The $71,000 decrease in total expense was due to a decrease in general and administrative expense of $128,000 and a decrease in operating expense of $23,000. These decreases in expenses were partially offset by an increase in repairs and maintenance of $53,000 and an increase in interest expense of $28,000. General and administrative expense decreased primarily as a result of bad debt expense being lower in 2002 as compared to 2001. Operating expense decreased as a result of lower expenses at the Shoppes on the Parkway property. Repairs and maintenance increased primarily as a result of the Ponderosa restaurant. The Partnership agreed to fund $50,000 for various repairs and improvements to the Ponderosa property and in exchange, the franchisee agreed to enter into a new lease with the Partnership for a fifteen year term. Interest expense increased primarily relating to costs of the loan extensions.

Results of Operations (Liquidation Basis)- Three months ended
September 30, 2002 and 2001

   The Partnership generated a net loss of $101,000 for the three months ended September 30, 2002 as compared to net loss of $77,000 for the same period in 2001. The $24,000 increase in net loss is primarily a result of a decrease in total income of $99,000, a decrease in total expenses of $59,000, and a increase of the gain on sale from Delchamps of $16,685.

   Total income for the three months ended September 30, 2002 was $258,000 as compared to $357,000 for the same period in 2001. The $99,000 decrease in total income was primarily a result of a $84,000 decrease in rental income, a $3,000 decrease in interest income, and a $13,000 decrease in other income. Rental income and other income decreased primarily as a result of a decline in average occupancy at Shoppes on the Parkway and the sale of Delchamps Plaza North Shopping Center in July, 2002.

   Total expenses for the three month period ended September 30, 2002 were $376,000 as compared to $435,000 for the same period in 2001. The $59,000 decrease in total expense was due to an decrease in general and administrative expense of $64,000, a decrease in interest expense of $18,000 and a decrease in operating expense of $13,000, partially offsetting these decreases was an increase in repairs and maintenance of $50,000. General and administrative expense decreased primarily as a result of bad debt expense being lower in 2002 as compared to 2001. Interest expense decreased primarily relating to the repayment of the Delchamps Plaza North Shopping Center mortgage upon the sale of the property. Operating expense decreased as a result of lower expenses at the Shoppes on the Parkway property. Repairs and maintenance increased primarily as a result of the Ponderosa restaurant. The Partnership agreed to fund $50,000 for various repairs and improvements to the Ponderosa property, and in exchange, the franchisee agreed to enter into a new lease with the Partnership for a fifteen year term.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

   Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

   There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


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


                    DATE:  November 14, 2002


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  November 14, 2002








           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                        BRAUVIN 6, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN INCOME PROPERTIES L.P. 6


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Income Properties L.P. 6;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: November 14, 2002





           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                        BRAUVIN 6, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN INCOME PROPERTIES L.P. 6


I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Income Properties L.P. 6;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2002





                         Exhibit 99

                 SECTION 906 CERTIFICATION


   The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

     Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Brauvin Income Properties L.P. 6.



                    BY:    Brauvin 6, Inc.
                           Corporate General Partner of
                           Brauvin Income Properties L.P. 6


                    BY:    /s/ Jerome J. Brault
                           Jerome J. Brault
                           Chairman of the Board of
                           Directors and President


                    DATE:  November 14, 2002


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer