Form 10KSB
period 2002-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2003-04-16
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent year $1,006,559.

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



                 BRAUVIN INCOME PROPERTIES L.P. 6
                  2002 FORM 10-KSB ANNUAL REPORT
                              INDEX

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

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . 26

Item 11. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 27

Item 12. Certain Relationships and Related Transactions. . . . . . . . 27

         Item 13. Controls and Procedures . . . . . . . . . . . . . . 29

Item 14. Exhibits, Consolidated Financial Statements and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 30

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

   As of December 31, 2002, the Partnership owned two rental properties, Shoppes on the Parkway and Ponderosa. Del Champs was sold to an unaffiliated third party on July 19, 2002. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

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

   The Partnership strives to maximize occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Expectations are that due to a stable local economic environment, rental rates will remain flat or increase slightly at the Partnership's properties. The average spot rental rates for tenants at the Shoppes on the Parkway shopping center in Hilton Head, South Carolina have increased from approximately $13.00 per square foot in 1993 to approximately $15.64 per square foot in 2002. However, recent renewal rates for tenants with expiring leases have been significantly lower.

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

Item 2. Description of Properties.

   The following is a discussion of the rental properties owned and operated by the Partnership during 2002. For the purpose of the information disclosed in this section, the following terms are defined as follows:

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

   During the year ended December 31, 2002, the Partnership owned the properties described below:

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

   Delchamps is a community shopping center constructed in 1986 with approximately 59,400 rentable square feet on a seven acre site. Delchamps was anchored by Harco Drug, a Tuscaloosa based drug store chain.

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at the Delchamps Shopping Center (the Shopping Center) located in Tuscaloosa, Alabama had rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, completed the process of selling its fixtures and equipment from this store. In October 2000 the tenant vacated the property. In addition, the Harco Drug store had the ability to cancel its lease with the Partnership if a suitable grocery anchor was not obtained within four months of the grocery store closing. Harco Drug store did not cancel its lease.

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

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale, the Partnership received approximately
$288,000 in net proceeds.

(b) Shoppes on the Parkway ("Shoppes")

   On March 31, 1988, the Partnership purchased Shoppes, a shopping center located in Hilton Head, South Carolina, for approximately $7,360,000. The purchase was funded with approximately $2,394,000 cash paid at closing and an existing first mortgage loan from the Crown Life Insurance Company (the "Lender") with a balance of approximately $4,966,000. The loan bore interest at a rate of 10.25% per annum and matured on December 1, 1994. Prior to the scheduled maturity of the first mortgage loan, the Lender granted the Partnership an extension until April 1, 1995.
On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, required monthly payments of principal and interest of approximately $53,500 and was scheduled to mature on May 1, 2002. The lender and the Partnership executed an extension of the maturity to December 31, 2002. The outstanding balance of the mortgage, which is secured by the property was $5,440,867 at December 31, 2002. Subsequent to December 31, 2002, the Partnership stopped making payments to the lender and was in default under the terms of the mortgage. In the second quarter of 2003, the lender agreed to an extension of the mortgage loan until June 30, 2003, subject to the payment of all unpaid payments and late fees for the period from January 1, 2003 to March 31, 2003 (approximately $200,000) and the payment of an extension fee of approximately $27,000. On April 10, 2003, the Partnership made these payments to the lender.

   Shoppes is a factory outlet retail center constructed in 1986 with approximately 86,600 rentable square feet situated on a 9.43 acre site. The occupancy rate and average annual base rent per square foot at December 31 for the last two years were as follows:

                                  2002      2001
Occupancy Rate                     45%        54%

Average Annual Base
  Rent Per Square Foot          $14.04    $16.87

   Shoppes has no tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2002:

                                     Annual     Lease
                          Square      Base    Expiration   Renewal
Tenant                     Feet        Rent       Date     Options
All Tenants               39,040     $610,724   Various    Various
Vacant                    47,603           --
                          86,643     $610,724

   In the second quarter of 2002, the Partnership received two expressions of interest in the property. These offers were at prices below the appraised value and the offers are subject to the
completion of the new anchor leases detailed below.   The offers
for the property are less than the appraised value in part because the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This has caused Shoppes'
occupancy to decline.   The Partnership has identified certain
tenants that would be suitable to lease a large percentage of the currently vacant space. The Partnership executed a conditional lease for approximately 21,000 square feet (approximately 23% of the property's gross leasable area) to an upscale grocer. In the first quarter of 2003 the tenant terminated the lease prior to taking occupancy. However, the Partnership continues to negotiate with the potential tenant in an attempt to reinstate the lease. The Partnership also executed a lease for 7,000 square feet to a national distributor of boating/marina supplies. This tenant took occupancy in the fourth quarter of 2002.

   During the fourth quarter of 2002, the Partnership entered into a contract to sell the property for $8,350,000 less: 1) the costs of the renovation of the new anchor tenant space; 2) the cost of moving two tenants that must be moved to accommodate the anchor tenant; and 3) the implied cost of the down time of the anchor tenant during its build out period. This sale was premised on the 21,000 anchor tenant accepting the lease. However, because the tenant has rejected the lease, it is uncertain whether or not the purchaser will proceed with the sale. It is possible that the purchaser will seek a price reduction if it continues with the purchase.

   In the event the property is not sold, it is unlikely the Partnership will be able to either refinance the existing debt or be able to continue to meet the debt service obligations under the loan. In this scenario the property will revert to the mortgage holder. However, the Partnership is continuing to seek to sell the asset to the contract party.

   The $7.8 million carrying value at December 31, 2002 is based on management's best estimates of current market value.


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

   Ponderosa had the right to repurchase this property at the end of the tenth lease year (1998) and every five years thereafter at the fair market value of the real estate at the time of repurchase. In 1998, Ponderosa declined to exercise its repurchase right but maintains its ability to repurchase this property in 2003.

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

   In February 2003, the Partnership sold a two-thirds undivided interest in this property for a sales price of $600,000. However, the Partnership maintains control of the management of the property and the sale process. Upon a subsequent sale of the asset, the holder of the two-thirds interest is entitled to the first $580,000 of proceeds with the balance going to the Partnership.

   In addition, in the first quarter of 2003, the Partnership received an expression of interest from a potential purchaser of this property for a sale price of $935,000 less the $50,000 required for the future property renovations. However, a contract was never fully executed and the potential purchaser has decided not to pursue this transaction.

   The Ponderosa property has been occupied since its purchase and the average annual base rent per square foot at December 31 for the last two years are as follows:

                                 2002            2001
Average Annual Base Rent
 Per Square Foot                $19.42          $24.57

The net carrying value of the property at December 31, 2002 is $810,250.

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

   The occupancy level of Delchamps Plaza North (prior to its sale) caused a significant use of cash during 2002. In addition, the potential new anchor tenant at Shoppes on the Parkway required a significant investment of new capital in the property. The mortgage at Shoppes on the Parkway matured in May 2002. The lender and the Partnership executed an extension of the maturity to December 31, 2002. Subsequent to December 31, 2002, the Partnership stopped making payments to the lender and was in default under the terms of the mortgage. In the second quarter of 2003, the lender agreed to an extension of the mortgage loan until June 30, 2003, subject to the payment of all unpaid payments and late fees for the period from January 1, 2003 to March 31, 2003 (approximately $200,000) and the payment of an extension fee of approximately $27,000. On April 10, 2003, the Partnership made these payments to the lender.

Item 3. Legal Proceedings.

        None.


Item 4. Submission of Matters to a Vote of Security Holders.

        None.



                            PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2002, there were 469 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners for 2002 or 2001.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

   Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward looking statements may be found in this section and in the section entitled "Description of Business". Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Resources

   The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the properties. Mortgage notes payable are expected to be satisfied through property sales.
   The Partnership's liquidity position was very low at December 31, 2002, even including the proceeds from the sale of Delchamps. The Partnership may have difficulty meeting its liquidity needs in the last half of 2003. However, the Partnership is actively pursuing the sale of its remaining assets to address this liquidity concern.

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

    No distributions for 2002 or 2001 were made primarily as a result of the vacancy situation at Delchamps. The Preferential
Distribution Deficiency for the year ended December 31, 2002 equaled $6,300,788, a $697,572 increase over 2001.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of December 31, 2002.

   In the marketing of the asets for sale, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties. Combined with the prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation.

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


Shoppes on the Parkway

   On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, required monthly payments of principal and interest of approximately $53,000 and matured on December 31, 2002. The outstanding mortgage balance encumbered by this property was $5,440,867 at December 31, 2002. Subsequent to December 31, 2002, the Partnership stopped making payments to the lender and was in default under the terms of the mortgage. In the second quarter of 2003, the lender agreed to an extension of the mortgage loan until June 30, 2003, subject to the payment of all unpaid payments and late fees for the period from January 1, 2003 to March 31, 2003 (approximately $200,000) and the payment of an extension fee of approximately $27,000. On April 10, 2003, the Partnership made these payment to the lender.

   In the second quarter of 2002, the Partnership received two expressions of interest in the property. These offers were at prices below the appraised value and the offers are subject to the
completion of the new anchor leases detailed below.   The offers
for the property are less than the appraised value in part because the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center is evolving away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This has caused Shoppes'
occupancy to decline.   The Partnership has identified certain
tenants that would be suitable to lease a large percentage of the currently vacant space. The Partnership executed a conditional lease for approximately 21,000 square feet (approximately 23% of the property's gross leasable area) to an upscale grocer. In the first quarter of 2003 the tenant terminated the lease prior to taking occupancy. However, the Partnership continues to negotiate with the potential tenant in an attempt to reinstate the lease. The Partnership also executed a lease for 7,000 square feet to a national distributor of boating/marina supplies. This tenant took occupancy in the fourth quarter of 2002.

   During the fourth quarter of 2002, the Partnership entered into a contract to sell the property for $8,350,000 less: 1) the costs of the renovation of the new anchor tenant space; 2) the cost of moving two tenants that must be moved to accommodate the anchor tenant; and 3) the implied cost of the down time of the anchor tenant during its build out period. This sale was premised on the 21,000 anchor tenant accepting the lease. However, because the tenant has rejected the lease, it is uncertain whether or not the purchaser will proceed with the sale. It is possible that the purchaser will seek a price reduction if it continues with the purchase.

   In the event the property is not sold, it is unlikely the Partnership will be able to either refinance the existing debt or be able to continue to meet the debt service obligations under the loan. In this scenario the property will revert to the mortgage holder. However, the Partnership is continuing to seek to sell the asset to the contract party.

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

   In February 2003, the Partnership sold a two-thirds undivided interest in this property for a sales price of $600,000. However, the Partnership maintains control of the management of the property and the sale process. Upon a subsequent sale of the asset, the holder of the two-thirds interest is entitled to the first $580,000 of proceeds with the balance going to the Partnership.

   In addition, in the first quarter of 2003, the Partnership received an expression of interest from a potential purchaser of this property for a sale price of $935,000 less the $50,000 required for the future property renovations. However, a contract was never fully executed and the potential purchaser has decided not to pursue this transaction.

Delchamps

   The Partnership was required to make a balloon mortgage payment for Delchamps in December 1996 in the amount of $2,823,000. Prior to the scheduled maturity of the original mortgage loan, the lender granted the Partnership an extension until February 1, 1997. On January 14, 1997, the Partnership obtained a first mortgage loan in the amount of $2,925,000 (the "First Mortgage Loan") secured by Delchamps from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 9.03% per annum, is amortized over a 25-year period and requires monthly payments of principal and interest of approximately $24,600. A portion of the proceeds of the First Mortgage Loan, approximately $2,809,000, was used to retire the original mortgage secured by Delchamps from
Lincoln National Life Insurance Company.   The First Mortgage Loan
matured on February 1, 2002.

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$288,000 in net proceeds.

   One of the special purpose entities owned by the Partnership (Brauvin/ Delchamps) has been sued by a real estate broker in relation to the sale of the asset. The Partnership believes the suit is without merit. The special purpose entity has been indemnified by the purchaser of the property against such litigation.

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


Results of Operations 2002 compared to 2001

   The Partnership generated a net loss of $713,000 for the year ended December 31, 2002 as compared to a net loss of $197,000 for the same period in 2001. The $516,000 increase in net loss is primarily a result of a $587,000 decrease in total income, and a $39,000 increase in total expense and a $93,000 decrease in adjustment to liquidation basis.

   Total income for the year ended December 31, 2002 was $1,007,000 as compared to $1,594,000 for the same period in 2001. The $587,000 decrease in total income was primarily a result of a $372,000 decrease in rental income, a $23,000 decrease in interest income and a $192,000 decrease in other income. Rental income decreased primarily as a result of a decrease in rental income at Delchamps as a result of the sale of Delchamps, and a decrease in rental income at Shoppes due to a decrease in occupancy and a decrease in percentage rent due to an overall decrease in sales of the tenants at Shoppes. Other income decreased primarily as a result of a decrease in other income attributed to income in 2001 at Delchamps resulting from a forfeiture of earnest money on a sale contract. Interest income decreased as a result of the decline in interest rates.

   Total expenses for the year ended December 31, 2002 were $1,737,000 as compared to $1,698,000 for the same period in 2001. The $39,000 increase in total expense was primarily the result of a decrease in general and administrative expense of $30,000, a decrease in interest expense of $38,000,a decrease of operating expense of $33,000, and a decrease of management fees of $16,000 offset by an increase in repairs and maintenance expense of $156,000. General and administrative expense decreased primarily as a result of a decrease in bad debt expense and advertising and promotion offset by increases in salary expense and legal fees expense. Bad debt expense decreased primarily as a result of write-offs at Shoppes in 2001. Legal fees increased primarily as a
result of sale of Delchamps in 2002.   Management fees decreased as
a result of lower rental income. Repairs and maintenance expense increased primarily as a result of improvements made at Shoppes to accommodate the new tenants. Adjustment to liquidation basis decreased $93,000.

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

  Mr. Jerome J. Brault . . . . . . . . . . . . .Chairman of the Board of
                                       Directors, Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . Treasurer and Chief
                                                       Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 69) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 42) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 36) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.


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

   The General Partners received a share of Partnership loss or income for 2002 and 2001.

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

   As a precondition to the financing on Shoppes, the lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred in 1995 to an SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are made to the General Partner in an amount equal to: (a) any tax liability caused by its allocation of Profits or income; and (b) any filing fees or accounting fees incurred in connection herewith; and then to the Limited Partner until it receives an amount equal to the value of its Capital Contribution plus an annual compounded return on its original investment of 25% per annum and; thereafter, in accordance with their respective partnership interests. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

   As a precondition to the financing on Delchamps, the lender required that ownership of the property reside in an SPE. To accommodate the lender's requirements, ownership of the property was transferred in 1997 to the SPE, Brauvin/Delchamps L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Delchamps L.P. were made first to an affiliate of the General Partners in an amount equal to any tax liabilities caused by any allocation of profits or income plus any filing or accounting fees incurred in connection
therewith the remainder was distributed to the Partnership.   The
creation of Brauvin/Delchamps L.P. did not affect the Partnership's economic ownership of the Delchamps property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

   (c)    No management persons are indebted to the Partnership.

   (d)    There have been no transactions with promoters.

Item 13. Controls and Procedures


Evaluation of Disclosure Controls and Procedures


   Our Chief Executive Officer and Chief Financial Officer, of the corporate general partner, have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective and timely, providing all material information relating to the Partnership required to be disclosed in reports filed or submitted under the Exchange Act.


Changes in Internal Controls

   There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

Item 14. Exhibits, Consolidated Financial Statements and Reports on Form 8-K.

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

(c)    Form 8-K.
       None.

(d) An annual report for the fiscal year 2002 will be sent to the Limited Partners subsequent to this filing.








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


Dated: April 11, 2003



           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                        BRAUVIN 6, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN INCOME PROPERTIES L.P. 6


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brauvin
     Income Properties L.P. 6;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: April 11, 2003



           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                        BRAUVIN 6, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN INCOME PROPERTIES L.P. 6


I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brauvin
     Income Properties L.P. 6;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: April 11, 2003




                         EXHIBIT 99

                   SECTION 906 CERTIFICATION


   The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

     Each of the undersigned certifies that the foregoing Report on Form 10-KSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of Brauvin Income Properties L.P. 6.



                    BY:    Brauvin 6, Inc.
                           Corporate General Partner of
                           Brauvin Income Properties L.P. 6


                    BY:    /s/ Jerome J. Brault
                           Jerome J. Brault
                           Chairman of the Board of
                           Directors and President


                    DATE:  April 11, 2003


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page

Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2002 (Liquidation Basis) . . . . . . . . F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2002  (Liquidation Basis)  . . . . . . . . . . F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2001  (Liquidation Basis)  . . . . . . . . . . F-5

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001 (Liquidation Basis). . . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.


                  INDEPENDENT AUDITORS' REPORT

Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying consolidated financial statements of Brauvin Income Properties L.P. 6, as of December 31, 2002, and for the years ended December 31, 2002 and 2001 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Properties L.P. 6 at December 31, 2002, and the results of their operations for the years ended December 31, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the mortgage loan related to the Shoppes on the Parkway matured in 2002. The loan was in default because the remaining balance owing at maturity was not paid at that time. In April 2003, the lender agreed to postpone commencing action to realize upon its security until June 30, 2003. During 2002, the Partnership entered into a sale contract for this property, however, due to certain requirements of the contract the sale has not been completed.

Altschuler, Melvoin and Glasser LLP



Chicago, Illinois
January 30, 2003, except for Note 4, which is as of April 11, 2003 and Note 7, which is as of February 18, 2003



   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 2002
                      (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                            $8,591,750
Cash and cash equivalents                               129,566
Rent receivable (net of
  allowances of $112,292)                                26,009
Escrow and other deposits                               513,367
Other assets                                             40,137

    Total Assets                                      9,300,829

LIABILITIES

Mortgage notes payable (Note 4)                       5,440,867
Accounts payable and accrued
  expenses                                              321,097
Deferred gain on sale of property (Note 2)            2,153,138
Reserve for liquidation costs (Note 2)                  216,295
Due to affiliate                                          3,995
Tenant security deposits                                  7,620
    Total Liabilities                                 8,143,012

Net Assets in Liquidation                            $1,157,817














   See accompanying notes to consolidated financial statements


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2002




Net assets in liquidation at January 1, 2002                  $1,871,228

Gain on sale of property                                           16,685

Loss from operations                                             (730,096)

Net assets in liquidation at December 31, 2002                 $1,157,817











  See accompanying notes to consolidated financial statements.


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2001




Net assets in liquidation at January 1, 2001                   $2,068,683

Loss from operations                                             (197,455)

Net assets in liquidation at December 31, 2001                 $1,871,228













  See accompanying notes to consolidated financial statements.


              CONSOLIDATED STATEMENTS OF OPERATIONS
         For the years ended December 31, 2002 and 2001
                      (Liquidation Basis)


                                          2002           2001
INCOME
Rental                                   $ 795,738     $1,167,272
Interest                                     8,988         31,987
Other, primarily expense
  reimbursements                           201,833        394,288

       Total income                      1,006,559      1,593,547

EXPENSES
Interest                                   751,539        789,680
Real estate taxes                          128,667        128,004
Repairs and maintenance                    174,289         18,213
Management fees (Note 5)                    65,783         82,302
Other property operating                   195,120        228,293
General and administrative                 421,257        451,524

  Total expenses                         1,736,655      1,698,016

Net loss before gain on sale of
  property and adjustment to
  liquidation basis                       (730,096)      (104,469)

Gain on sale of property                    16,685             --
Adjustment of property carrying
   value to liquidation basis                   --        (92,986)

Net loss                                 $(713,411)    $ (197,455)

Net loss allocated to:
  General Partners                       $  (7,134)    $   (1,975)

  Limited Partners                       $(706,277)    $ (195,480)

Net loss per Limited
  Partnership Interest
(7,842.5 Units)                          $  (90.06)    $   (24.93)


  See accompanying notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2002 and 2001

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership had begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 are prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2002.

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

   Distributions from each SPE were made to the General Partner in an amount equal to: (a) any tax liability caused by its allocation of Profits or income; and (b) any filing fees or accounting fees incurred in connection herewith; and then to the Limited Partner until it receives an amount equal to the value of its Capital Contribution plus an annual compounded return on its original investment of 25% per annum and; thereafter, in accordance with their respective partnership interests.

   The creation of each SPE did not affect the Partnership's economic ownership of the properties. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

   On July 19, 2002, Delchamps was sold and all remaining cash was transferred to the Partnership.


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

   Rent Receivable

   Rents receivable are comprised of billed but uncollected amounts due for monthly rents and other charges and estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.


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

   The fair value estimates presented herein are based on information available to management as of December 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2002.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2002 and 2001.

   Recent Accounting Pronouncements

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

   Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition of additional intangible assets(acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

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

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation.

     In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). Generally, the rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" would require that debt extinguishment costs are to no longer be treated as extraordinary items. The amendment to FASB No. 13, "Accounting for Leases" requires sale-leaseback accounting for certain lease modifications that have the economic effects that are similar to sale-leaseback transactions. This statement is generally effective for the year ending December 31, 2003.

     In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002.

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 for fiscal years and interim periods beginning after June 15, 2003.

   The Partnership does not believe that the adoption of SFAS 143, 144,and 145 and FIN 45 and 46 will have a significant impact on its financial statements.

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

   As a result of the contract for sale of Delchamps (see Note 4) the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced $713,025 in the second quarter of 2002. In July 2002 the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were reduced by $2,973,475 and $25,852, respectively, as a result of the Delchamps sale.


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

   No distribution was paid in 2002. The Preferential Distribution Deficiency equaled $6,300,708 at December 31, 2002.


(4)  MORTGAGE NOTES PAYABLE

   Mortgage notes payable at December 31, 2002, consisted of the following:
                                            Interest   Date
                                Balance       Rate      Due
Shoppes on the Parkway(a)     $5,440,867      9.55%   12/31/02
DelChamps Plaza North
Center Shopping Center(b)             --
                              $5,440,867

   The net carrying value of Shoppes approximated $7,781,500 at December 31, 2002. Shoppes serves as collateral under the nonrecourse debt obligation.

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

  The Partnership is seeking to refinance the loan. However, because of the low occupancy rate of the property, there can be no assurances that the Partnership will be successful in refinancing the existing loan. Subsequent to December 31, 2002, the Partnership stopped making payments to the lender and was in default under the terms of the mortgage. In the second quarter of 2003, the lender agreed to an extension of the mortgage loan until June 30, 2003, subject to the payment of all unpaid payments and late fees for the period from January 1, 2003 to March 31, 2003 (approximately $200,000) and the payment of an extension fee of approximately $27,000. On April 10, 2003, the Partnership made these payment to the lender.

   As a precondition to the 1995 financing, the Successor Lender required that ownership of the property reside in a special purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Shoppes on the Parkway L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Shoppes on the Parkway L.P. are made to the General Partner in an amount equal to: (a) any tax liability caused by its allocation of Profits or income; and (b) any filing fees or accounting fees incurred in connection herewith; and then to the Limited Partner until it receives an amount equal to the value of its Capital Contribution plus an annual compounded return on its original investment of 25% per annum and; thereafter, in accordance with their respective partnership interests. The creation of Brauvin/Shoppes on the Parkway L.P. did not affect the Partnership's economic ownership of the Shoppes property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

   During the fourth quarter of 2002, the Partnership entered into a contract to sell the property for $8,350,000 less: 1) the costs of the renovation of the new anchor tenant space; 2) the cost of moving two tenants that must be moved to accommodate the anchor tenant; and 3) the implied cost of the down time of the anchor tenant during its build out period. This sale was premised on the 21,000 anchor tenant accepting the lease. However, because the tenant has rejected the lease, it is uncertain whether or not the purchaser will proceed with the sale. It is possible that the purchaser will seek a price reduction if it continues with the purchase.

   In the event the property is not sold, it is unlikely the Partnership will be able to either refinance the existing debt or be able to continue to meet the debt service obligations under the loan. In this scenario the property will revert to the mortgage holder. However, the Partnership is continuing to seek to sell the asset to the contract party.

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

   As a precondition to the 1997 financing on Delchamps, the lender required that ownership of the property reside in a SPE. To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Delchamps L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Delchamps L.P. were made to the General Partner in an amount equal to: (a) any tax liability caused by its allocation of Profits or income; and (b) any filing fees or accounting fees incurred in connection herewith; and then to the Limited Partner until it receives an amount equal to the value of its Capital Contribution plus an annual compounded return on its original investment of 25% per annum and; thereafter, in accordance with their respective partnership interests. The creation of Brauvin/Delchamps L.P. did not affect the Partnership's economic ownership of the Delchamps property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

   The property's mortgage matured on February 1, 2002 and was not extended. While the Partnership continued to make monthly payments, it was in default on the mortgage.

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$288,000 in net proceeds.


(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses incurred or paid to the General
Partners or their affiliates for the years ended December 31, 2002 and 2001 were as follows:

                                           2002           2001
Management fees (based upon
  6% of "gross receipts" (as
              defined))                 $ 65,783        $ 82,302
Reimbursable office expenses             142,312         137,704

   The Partnership had made all payments to affiliates, except for $3,995 for management fees, as of December 31, 2002.

(6)  OPERATING LEASES

   The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

For the years ended December 31,:
                       2003                    $ 551,787
                       2004                      487,036
                       2005                      366,954
                       2006                      261,987
                       2007                      161,482
                    Thereafter                 1,394,928
                       Total                  $3,224,174

   Contingent rental income (based upon a percentage of tenant sales in excess of certain amounts) approximated $1,081 and $3,549 in 2002 and 2001, respectively.

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants.

(7)   SUBSEQUENT EVENT

   In February 2003, the Partnership sold a two-thirds undivided interest in the Ponderosa Restaurant property for a sales price of $600,000. However, the Partnership maintains control of the management of the property and the sale process. Upon a subsequent sale of the asset, the holder of the two-thirds interest is entitled to the first $580,000 of proceeds with the balance going to the Partnership.




                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant


                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin/Shoppes on the Parkway L.P.               Delaware

Brauvin/Delchamps L.P.                            Delaware