Form 10QSB
period 2003-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2003-05-21
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

             For the three months ended     March 31, 2003

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

         Consolidated Statement of Net Assets in Liquidation
         as of March 31, 2003 (Liquidation Basis). . . . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2003 to
         March 31, 2003 (Liquidation Basis). . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2002 to
         March 31, 2002 (Liquidation Basis). . . . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
                  three months ended March 31, 2003 and 2002
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

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to March 31, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2003 and March 31, 2002 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-KSB.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               March 31, 2003 (LIQUIDATION BASIS)
                          (Unaudited)


ASSETS

Real estate held for sale                            $6,807,250
Cash and cash equivalents                               714,723
Rent receivable (net of
   allowances of $112,044)                               77,132
Escrow and other deposits                               434,351
Other assets     8,335

     Total Assets                                     8,041,791

LIABILITIES

Mortgage notes payable (Note 4)                       5,440,867
Accounts payable and accrued
   expenses                                             386,869
Deferred gain on sale of property                       378,487
Reserve for liquidation costs                           196,470
Due to affiliate                                          1,346
Tenant security deposits                                  7,620
Venture partner's share of joint venture                580,000
     Total Liabilities                                6,991,659

Net Assets in Liquidation                            $1,050,132














   See accompanying notes to consolidated financial statements.


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1,2003 TO March 31, 2003
                          (Unaudited)




Net assets at January 1, 2003                                 $1,157,817

Loss from operations                                            (107,685)

Net assets in liquidation at March 31, 2003                   $1,050,132


















  See accompanying notes to consolidated financial statements.


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2002 TO MARCH 31, 2002
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


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                      (LIQUIDATION BASIS)
       For the three months ended March 31, 2003 and 2002
                          (Unaudited)

                                          2003         2002
INCOME
Rental                                $ 164,989     $239,000
Interest                                    300        2,367
Other, primarily tenant
  expense reimbursements                 57,485       80,242
  Total income                          222,774      321,609

EXPENSES
Interest                                182,211      195,397
Real estate taxes                        38,572       32,001
Repairs and maintenance                   6,948        1,530
Management fees (Note 5)                 10,395       19,582
Other property operating                 39,808       54,367
General and administrative               48,606      107,834
  Total expenses                        326,540      410,711

Net loss before joint
  venture partner's share              (103,766)     (89,102)

Joint venture partner share              (3,919)          --


Net loss                              $(107,685)    $(89,102)

Net loss allocated to the
  General Partners                    $  (1,077)    $   (891)

Net loss allocated to the
  Limited Partners                    $(106,608)    $(88,211)

Net loss per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                        $  (13.59)    $ (11.25)




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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2003.

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

   Consolidation of Special Purpose Entities

   The Partnership had two special purpose entities ("SPE"), Brauvin/Shoppes on the Parkway L.P. and Brauvin/Delchamps L.P., which are each owned 99% by the Partnership and 1% by an affiliate of the General Partners. The accounts of the Partnership have been consolidated with its majority owned SPE's in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

   Rent Receivable

   Rents receivable is comprised of billed but uncollected amounts due for monthly rents and other charges and estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The fair value estimates are based on information available to management as of March 31, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at March 31, 2003.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2003 and 2002.

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

   The Partnership does not believe that the adoption of SFAS 143, 144,and 145 and FIN 45 and 46 has a significant impact on its financial statements.

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

   As a result of the contract for sale of Shoppes (see Notes 4 and 7) the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced $1,784,500 in the first quarter of 2003.

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

   There was no distribution for the first quarter of 2003, which would have been paid on May 15, 2003. The Preferential
Distribution Deficiency equaled $6,475,181  at March 31, 2003.

(4)     MORTGAGE NOTES PAYABLE

   Mortgage notes payable at March 31, 2003, consisted of the following:
                                        Interest      Date
                                         Rate         Due
Shoppes on the Parkway    $5,440,867     9.55%      12/31/02

                          $5,440,867


   The net carrying value of Shoppes approximated $5,997,000 at March 31, 2003. Shoppes serves as collateral under the nonrecourse debt obligation.

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

   Subsequent to December 31, 2002, the Partnership stopped making payments to the lender and was in default under the terms of the mortgage. However, in the second quarter of 2003, the lender agreed to an extension of the mortgage loan until June 30, 2003, subject to the payment of all unpaid payments and late fees for the period from January 1, 2003 to March 31, 2003 (approximately $200,000) and the payment of an extension fee of approximately $27,000. On April 10, 2003, the Partnership made these payments to the lender and the default was cured.

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

   On May 13, 2003, Shoppes was sold to an unrelated third party, net of the costs of the detailed in the proceeding paragraph, for a purchase price of $6,157,500.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 2003 and 2002 were as follows:

                                  2003                 2002
Management fees                 $10,395              $19,582
Reimbursable office expenses     26,025               34,585

   The Partnership had made all payments to affiliates, except for $1,346 for management fees, as of March 31, 2003.


(6)    PONDEROSA PROPERTY UNDIVIDED INTEREST SALE


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

   The Partnership's liquidity position was very low at March 31, 2003, even including the proceeds from the sale of Delchamps.

   The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time, which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of March 31, 2003.

   In the marketing of the assets for sale, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties. Combined with the prior periods, there have been approximately 300 potential buyers.

Shoppes on the Parkway

   On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bears interest at the rate of 9.55% per annum, amortizes over a 25-year period, required monthly payments of principal and interest of approximately $53,000 and matured on December 31, 2002. The outstanding mortgage balance encumbered by this property was $5,440,867 at December 31, 2002. Subsequent to December 31, 2002, the Partnership stopped making payments to the lender and was in default under the terms of the mortgage.
However, in the second quarter of 2003, the lender agreed to an extension of the mortgage loan until June 30, 2003, subject to the payment of all unpaid payments and late fees for the period from January 1, 2003 to March 31, 2003 (approximately $200,000) and the payment of an extension fee of approximately $27,000. On April 10, 2003, the Partnership made these payments to the lender and the default was cured.

   In the second quarter of 2002, the Partnership received two expressions of interest in the property. These offers were at prices below the appraised value and the offers are subject to the
completion of the new anchor leases detailed below.   The offers
for the property are less than the appraised value in part because the changing tenancy of "outlet centers" similar to Shoppes. In particular, the tenant mix at the 87,000 square foot center evolved away from fashion retailers toward generally smaller, local tenants. Many of the national retailers are moving to significantly larger "mega-centers." This caused Shoppes'
occupancy to decline.   The Partnership identified certain tenants
that would be suitable to lease a large percentage of the currently vacant space. The Partnership executed a conditional lease for approximately 21,000 square feet (approximately 23% of the property's gross leasable area) to an upscale grocer. In the first quarter of 2003 the tenant terminated the lease prior to taking occupancy. Nonetheless, the Partnership continued to negotiate with the potential tenant in an attempt to reinstate the lease. However, the tenant required that the Partnership demolish approximately 21,000 square feet of the building and the rebuild a new structure for the tenant. In addition, the tenant required numerous changes and improvements for the entire center, including a new facade, roof, parking lot reconfiguration, renaming of the center and landscaping. Further, two existing tenants needed to be relocated to accommodate the new tenant. Management projected that the implementation of these changes would take at least sixteen months. All of these changes needed to be approved by both the Design Review Board and the Design Plan Review Committee of the local governing authority. The Partnership sought and, as a result of extensive negotiation with the local authority, received approval for these changes. Although the tenant indicated a willingness to proceed with these changes, the Partnership's first mortgage lender was unwilling to approve the modifications to the property (even though the modifications would significantly improve
the center).   The loan had been extended twice beyond the original
maturity and the Partnership believed that the lender would be unwilling to extend the loan again. The Partnership was faced with a likely adverse action from the mortgage lender. Given these circumstances, the Partnership simultaneously pursued the sale of the center with a third party purchaser that was willing to accept the demolition, construction and redevelopment risk inherent in
retenanting and repositioning the center.   The Partnership also
executed a lease for 7,000 square feet to a national distributor of boating/marina supplies. This tenant took occupancy in the fourth quarter of 2002.

   During the fourth quarter of 2002, the Partnership entered into a contract to sell the property for $8,350,000 less: 1) the costs of the renovation of the new anchor tenant space; 2) the cost of moving two tenants that must be moved to accommodate the anchor tenant; and 3) the implied cost of the down time of the anchor tenant during its build out period. This sale was premised on the 21,000 anchor tenant accepting the lease and the major modifications as detailed above.

   On May 13, 2003, Shoppes was sold to an unrelated third party, net of the costs of the detailed in the proceeding paragraph, for a purchase price of $6,157,500.

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

   In the fourth quarter of 2002, the Partnership entered into an agreement for the sale of the property to an unaffiliated buyer for $885,000, less the $50,000 required for future renovations of the property. Subsequently, the prospective purchaser terminated the sale agreement. The Partnership is currently receiving several other purchase offers for this property.

   In February 2003, the Partnership sold a two-thirds undivided interest in this property for a sales price of $600,000. However, the Partnership maintains control of the management of the property and the sale process. Upon a subsequent sale of the asset, the holder of the two-thirds interest is entitled to the first $580,000 of proceeds with the balance going to the Partnership.

   In addition, in the first quarter of 2003, the Partnership received an expression of interest from a potential purchaser of this property for a sale price of $935,000 less the $50,000 required for the future property renovations. However, a contract was never fully executed and the potential purchaser has decided not to pursue this transaction. The Partnership continues to market the property for sale.

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

   One of the special purpose entities owned by the Partnership (Brauvin/ Delchamps) was been sued by a real estate broker in relation to the sale of the asset. The Partnership believed the suit was without merit. The special purpose entity has been indemnified by the purchaser of the property against such litigation. In the first quarter of 2003 the suit was dropped.

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

Results of Operations (Liquidation Basis) - Three months ended
March 31, 2003 and 2002

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $107,000 for the three months ended March 31, 2003 as compared to net loss of $89,000 for the same period in 2002. The $18,000 increase in net loss is primarily a result of a decrease in total income of $99,000 offset by a decrease in total expenses of $84,000.

   Total income for the three months ended March 31, 2003 was $223,000 as compared to $322,000 for the same period in 2002. The $99,000 decrease in total income was primarily a result of a $74,000 decrease in rental income. Rental income decreased primarily as a result of the sale of DelChamps and a decline in average occupancy at Shoppes on the Parkway.

   Total expense for the three months ended March 31, 2003 was $327,000 as compared to $411,000 for the same period in 2002. The $84,000 decrease in total expense was primarily a result of a $59,000 decrease in general and administrative expense, a $15,000 decrease in operating expense, a $13,000 decrease in interest expense, and a $9,000 decrease in management fees. These decreases were offset by a $7,000 increase in real estate tax expense and a $5,000 increase in repairs and maintenance expense. The decrease in general and administrative expense was primarily the result of a $17,000 decrease in expenses related to transferring certain expenses to reduce the reserve for estimated costs during liquidation, a $15,000 decrease in bad debt expense, and an $18,000
decrease in repairs and maintenance expense.   The decrease in bad
debt expense is the result of write-offs at Shoppes during the first quarter of 2002. The decrease in repairs and maintenance is the result of the repairs at Shoppes during the first quarter of 2002.

Item 3. Controls and Procedures


Evaluation of Disclosure Controls and Procedures


   The Chief Executive Officer and Chief Financial Officer of the corporate general partner have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective and timely, providing all material information relating to the Partnership required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

   There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Chief Executive Officer and Chief Financial
Officer are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.



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


                    DATE:  May 20, 2003


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  May 20, 2003




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

                    DATE: May 20, 2003



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


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: May 20, 2003




                          Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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


                    DATE:  May 20, 2003


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer