Form 10QSB
period 2003-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2003-08-20
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                For the six months ended     June 30, 2003

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

         Consolidated Statement of Net Assets in Liquidation
         as of June 30, 2003 (Liquidation Basis) . . . . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2003 to
         June 30, 2003 (Liquidation Basis) . . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2002 to
         June 30, 2002 (Liquidation Basis) . . . . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
         six months ended June 30, 2003 and 2002
         (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . . .7

         Consolidated Statements of Operations for the
         three months ended June 30, 2003 and 2002
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to June 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2003 and June 30, 2002 (Liquidation Basis)and Consolidated Statements of Operations for the three months ended June 30, 2003 and June 30, 2002 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-KSB.








                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               June 30, 2003 (LIQUIDATION BASIS)
                          (Unaudited)


ASSETS

Real estate held for sale                            $  810,250
Cash and cash equivalents                             1,289,160
Rent receivable                                          29,931

     Total Assets                                     2,129,341

LIABILITIES

Accounts payable and accrued
   expenses                                             112,652
Deferred gain on sale of property                         9,850
Reserve for liquidation costs                           177,645
Due to affiliate                                            375
Tenant security deposits                                  7,620
Venture partner's share of joint venture                580,000
     Total Liabilities                                  888,142

Net Assets in Liquidation                            $1,241,199


















   See accompanying notes to consolidated financial statements.


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
         FOR THE PERIOD JANUARY 1,2003 TO June 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net assets at January 1, 2003                                 $1,157,817

Gain on sale of property                                         371,700

Loss from operations                                            (288,318)

Net assets in liquidation at June 30, 2003                    $1,241,199

















  See accompanying notes to consolidated financial statements.


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
        FOR THE PERIOD JANUARY 1, 2002 TO June 30, 2002
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


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                          2003         2002
INCOME
Rental                                $ 234,988    $ 489,369
Interest                                  2,510        4,492
Other, primarily tenant
  expense reimbursements                 82,820      135,166
  Total income                          320,318      629,027

EXPENSES
Interest                                263,325      442,057
Real estate taxes                        64,079       78,793
Repairs and maintenance                   7,474       16,213
Management fees (Note 5)                 18,836       37,582
Other property operating                 73,439      107,237
General and administrative              165,316      178,141
  Total expenses                        592,469      860,023

Net loss before gain on sale
 of property and joint
 venture partner's share               (272,151)    (230,996)

Gain on sale of property                371,700           --

Joint venture partner share             (16,167)          --


Net income (loss)                     $  83,382    $(230,996)

Net income(loss) allocated
 to General Partners                   $     834   $  (2,310)

Net income(loss) allocated
  to Limited Partners                  $  82,548   $(228,686)

Net income (loss) per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                         $ 10.53      $ (29.16)

  See accompanying notes to consolidated financial statements.


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                          2003         2002
INCOME
Rental                                 $ 69,999      $250,369
Interest                                  2,210         2,125
Other, primarily tenant
  expense reimbursements                 25,335        54,924
  Total income                           97,544       307,418

EXPENSES
Interest                                 81,114       246,660
Real estate taxes                        25,507        46,792
Repairs and maintenance                     526        14,683
Management fees (Note 5)                  8,441        18,000
Other property operating                 33,631        52,870
General and administrative              116,710        70,307
  Total expenses                        265,929       449,312

Net loss before gain on sale
 of property and joint
  venture partner's share              (168,385)     (141,894)

Gain on sale of property                371,700            --

Joint venture partner share             (12,248)           --


Net income (loss)                      $191,067    $(141,894)

Net income(loss) allocated to
  General Partners                      $  1,911   $  (1,419)
Net income(loss) allocated to
  Limited Partners                      $189,156   $(140,475)

Net (income) loss per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                          $  24.12   $  (17.91)

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

  The Partnership had acquired the land and buildings underlying
Delchamps Shopping Center ("Delchamps"), Shoppes on the Parkway
("Shoppes") and a Ponderosa Restaurant ("Ponderosa").

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$288,000 in net proceeds.

   On May 13, 2003, Shoppes was sold to an unaffiliated third party for $6,157,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$449,000 in net proceeds.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2003.

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

   On May 13, 2003, Shoppes was sold and the majority of the remaining cash has been transferred to the Partnership.

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

   The fair value estimates are based on information available to management as of June 30, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at June 30, 2003.

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

   The adoption of SFAS 143, 144,and 145 and FIN 45 and 46 has not had a significant impact on its financial statements.

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

   As a result of the contract for sale of Shoppes (see Notes 4 and 7) the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced
$1,784,500 in the first quarter of 2003.   In May 2003 the
Partnership's investment in real estate held for sale and the deferred gain on sale of real estate were reduced by $5,997,000 and $368,638, respectively as a result of the Shoppes sale.

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

   There was no distribution for the second quarter of 2003, which would have been paid on August 15, 2003. The Preferential
Distribution Deficiency equaled $6,649,574  at June 30, 2003.

(4)     MORTGAGE NOTES PAYABLE

   On April 6, 1995, the Partnership had obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. (the "Successor Lender"). The First Mortgage Loan bore interest at the rate of 9.55% per annum, amortized over a 25-year period, required monthly payments of principal and interest of approximately $53,500 and was scheduled to mature on May 1, 2002. The lender and the Partnership had executed an extension of the maturity to December 31, 2002.

   Subsequent to December 31, 2002, the Partnership stopped making payments to the lender and was in default under the terms of the mortgage. However, in the second quarter of 2003, the lender agreed to an extension of the mortgage loan until June 30, 2003, subject to the payment of all unpaid payments and late fees for the period from January 1, 2003 to June 30, 2003 (approximately $200,000) and the payment of an extension fee of approximately $27,000. On April 10, 2003, the Partnership made these payments to the lender and the default was cured.

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

   On May 13, 2003, Shoppes was sold to an unrelated third party, net of the costs of the detailed in the proceeding paragraph, for a gross purchase price of $6,157,500.

(5)    TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended June 30, 2003 and 2002 were as follows:

                                   2003                 2002
Management fees                  $18,836              $37,582
Reimbursable office expenses      63,825               67,210

   The Partnership had made all payments to affiliates, except for $375 for management fees, as of June 30, 2003 (Note 7).

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

(7)  PROPERTY SALE

   On May 13, 2003, Shoppes was sold to an unaffiliated third party for $6,157,000. After repayment of the mortgage note and costs related to the sale, the Partnership received approximately $449,000 in net proceeds. In addition, the Partnership received approximately $479,000 from the mortgage holder as a release of escrow deposits.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of June 30, 2003.

Shoppes on the Parkway

   On April 6, 1995, the Partnership obtained a first mortgage loan in the amount of $6,100,000 (the "First Mortgage Loan") secured by Shoppes from Morgan Stanley Mortgage Capital, Inc. The First Mortgage Loan bore interest at the rate of 9.55% per annum, amortized over a 25-year period, required monthly payments of principal and interest of approximately $53,000 and matured on December 31, 2002. The outstanding mortgage balance encumbered by this property was $5,440,867 at December 31, 2002. Subsequent to December 31, 2002, the Partnership stopped making payments to the lender and was in default under the terms of the mortgage.
However, in the second quarter of 2003, the lender agreed to an extension of the mortgage loan until June 30, 2003, subject to the payment of all unpaid payments and late fees for the period from January 1, 2003 to June 30, 2003 (approximately $200,000) and the payment of an extension fee of approximately $27,000. On April 10, 2003, the Partnership made these payments to the lender and the default was cured.

   Shoppes is a 87,000 square foot shopping center located in Hilton Head, South Carolina. The center was originally constructed as a fashion outlet center. However, recent tenant trends have not been favorable to this type of property. As a result, the Shoppes' occupancy rate began to decline. In order to address this issue, the Partnership sought to reposition the center as a more traditional shopping center. In order to accomplish this, the Partnership identified a new "anchor" type tenant that would create a large customer draw to the center. In this regard, in June 2002, the Partnership executed a conditional lease for approximately 21,000 square feet (approximately 23% of the property's gross leasable area) to an upscale grocer. The lease was conditioned on the tenant being satisfied with certain zoning, occupancy and building code matters. In order to accommodate the tenant, the Partnership needed to combine approximately five smaller spaces in the center. However, after investigation of the construction aspects of the new space, the tenant determined that it needed a higher ceiling height. Although technically feasible, this change required certain municipal approvals. Accordingly, the Partnership engaged local zoning experts to assist in this process. The Partnership sought and, as a result of extensive negotiation with the local authority, received approval for these changes. Although the tenant indicated a willingness to proceed with these changes, the Partnership's first mortgage lender was unwilling to approve the modifications to the property (even though the modifications
would significantly improve the center).   The loan had been
extended twice beyond the original maturity and the Partnership believed that the lender would be unwilling to extend the loan again. Concurrently the Partnership continued to market the asset for sale based on the conditional lease. The Partnership received several expressions of interest on the property. During this time the property's mortgage was nearing maturity. (The loan originally matured in December, 2001 but was extended through December, 2002.) Given the conditional nature of the new anchor tenant lease, the Partnership believed it was unlikely the existing mortgage would be extended. The Partnership was faced with a likely adverse action from the mortgage lender. Under these circumstances, the Partnership simultaneously pursued the sale of the center with a third party purchaser that was willing to accept the demolition, construction and redevelopment risk inherent in retenanting and repositioning the center.

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

   During the period the Partnership was negotiating with the local authorities, the anchor tenant became frustrated with the slow progress and terminated the lease. Since the pending sale contract was conditioned on the existence of the lease the Partnership believed it was imperative to retain the tenant. Ultimately, the tenant's interest in the property returned; but the tenant required that the Partnership demolish approximately 21,000 square feet of the building and then rebuild a new structure in its place. In addition, the tenant required numerous changes and improvements for the entire center, including a new facade, roof, parking lot reconfiguration, renaming of the center and landscaping. Management projected that the implementation of these changes would take at least sixteen months.

   Although the scope of the tenant's requirements changed, the Partnership worked with the potential buyer to allow the transaction to be consummated along similar conceptual terms as previously contemplated. On May 13, 2003, Shoppes was sold to an unrelated third party, net cost of the items described in the proceeding paragraph, for a purchase price of $6,157,500. Net proceeds from the sale of this asset was approximately $449,000.

Ponderosa

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the tenant under the lease, sublet the premises to an area franchisee through the term of the existing lease (September, 2003).

   In the third quarter of 2002, the Partnership executed a new lease with the Ponderosa franchisee currently operating the property. The effective date of this lease is subject to the timely termination of the existing lease with the franchisor. The new lease commenced in September 2002 and has a fifteen year term. The lease will have minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease will be "triple net" to the Partnership which will require the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership is also required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable. The tenant contemplates the completion of the building renovation in the fourth quarter of 2003.

   In the fourth quarter of 2002, the Partnership entered into an agreement for the sale of the property to an unaffiliated buyer for $885,000, less the $50,000 required for future renovations of the property. Subsequently, the prospective purchaser terminated the sale agreement. The Partnership is currently reviewing several other purchase offers for this property.

   In February 2003, the Partnership sold a two-thirds undivided interest in this property for a sales price of $600,000. However, the Partnership maintains control of the management of the property and the sale process. Upon a subsequent sale of the asset, the holder of the two-thirds interest is entitled to the first $580,000 of proceeds with the balance going to the Partnership.

   In addition, in the first quarter of 2003, the Partnership received an expression of interest from a potential purchaser of this property for a sale price of $935,000 less the $50,000 required for the future property renovations. However, a contract was never fully executed and the potential purchaser has decided not to pursue this transaction. The Partnership also negotiated a letter of intent to sell the property in the third quarter of 2003. However, this prospective purchaser also terminated its interest in the property. The Partnership continues to market the property for sale.

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

Results of Operations (Liquidation Basis) - Six months ended June
30, 2003 and 2002

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net income of $83,000 for the six months ended June 30, 2003 as compared to net loss of $231,000 for the same period in 2002. The $314,000 increase in net income is primarily a result of recognizing a $372,000 gain on the sale of Shoppes on the Parkway.

   Total income for the six months ended June 30, 2003 was $320,000 as compared to $629,000 for the same period in 2002. The $309,000 decrease in total income was primarily a result of a $254,000 decrease in rental income. Rental income decreased primarily as a result of the sales of DelChamps and Shoppes on the Parkway.

   Total expense for the six months ended June 30, 2003 was $592,000 as compared to $860,000 for the same period in 2002. The $268,000 decrease in total expense was primarily a result of a $179,000 decrease in interest expense, a $34,000 decrease in operating expense, a $19,000 decrease in management fees and a $15,000 decrease in real estate taxes. These declines primarily relate to the sale of Delchamps and Shoppes on the Parkway.

Results of Operations (Liquidation Basis) - Three months ended June 30, 2003 and 2002

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net income of $191,000 for the three months ended June 30, 2003 as compared to net loss of $142,000 for the same period in 2002. The $333,000 increase in net income is primarily a result of recognizing a $372,000 gain on the sale of Shoppes on the Parkway.

   Total income for the three months ended June 30, 2003 was $98,000 as compared to $307,000 for the same period in 2002. The $209,000 decrease in total income was primarily a result of a $180,000 decrease in rental income. Rental income decreased primarily as a result of the sales of DelChamps and Shoppes on the Parkway.

   Total expense for the three months ended June 30, 2003 was $266,000 as compared to $449,000 for the same period in 2002. The $183,000 decrease in total expense was primarily a result of a $166,000 decrease in interest expense, a $21,000 decrease in real estate taxes, a $19,000 decrease in operating expense and $14,000 decrease in repairs and maintenance. These decreases were partially offset by a $46,000 increase in general and administration expense. The decreases in expenses result primarily to the sales of Delchamps and Shoppes. The increase in general and administrative expense was primarily the result of a $57,000 increase in taxes paid to South Carolina as a result of the gain on the sale of Shoppes.

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


                    DATE:  August 19, 2003


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  August 19, 2003





           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                        BRAUVIN 6, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN INCOME PROPERTIES L.P. 6


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Income Properties L.P. 6;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the small business issue and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to aversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.




                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: August 19, 2003




           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                        BRAUVIN 6, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN INCOME PROPERTIES L.P. 6


I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Income Properties L.P. 6;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the small business issue and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to aversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: August 19, 2003




                           Exhibit 99

                   SECTION 906 CERTIFICATION


   The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended May 15, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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


                    DATE:  August 19, 2003


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer