Form 10QSB
period 2003-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2003-11-14
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

          For the nine months ended     September 30, 2003

                                or

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

         Consolidated Statement of Net Assets in Liquidation
         as of September 30, 2003 (Liquidation Basis). . . . . . . . . .4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2003 to
         September 30, 2003 (Liquidation Basis). . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2002 to
         September 30, 2002 (Liquidation Basis). . . . . . . . . . . . .6

         Consolidated Statements of Operations for the
         nine months ended September 30, 2003 and 2002
         (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . . .7

         Consolidated Statements of Operations for the
         three months ended September 30, 2003 and 2002
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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to September 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002 (Liquidation Basis)and Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-KSB.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2003 (LIQUIDATION BASIS)
                          (Unaudited)


ASSETS

Real estate held for sale                            $  810,250
Cash and cash equivalents                             1,237,575
Due from affiliate                                        6,877
Rent receivable                                          30,056

     Total Assets                                     2,084,758

LIABILITIES

Accounts payable and accrued
   expenses                                             119,782
Deferred gain on sale of property                         9,850
Reserve for liquidation costs                           158,820
Due to affiliate                                            375
Tenant security deposits                                  7,620
Venture partner's share of joint venture                580,000
     Total Liabilities                                  876,447

Net Assets in Liquidation                            $1,208,311















   See accompanying notes to consolidated financial statements.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
      FOR THE PERIOD JANUARY 1,2003 TO SEPTEMBER 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net assets at January 1, 2003                                 $1,157,817

Gain on sale of property                                         371,700

Loss from operations                                            (321,206)

Net assets in liquidation at September 30, 2003               $1,208,311




















  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
      FOR THE PERIOD JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets at January 1, 2002                                 $1,871,228

Gain on sale of property                                          16,685

Loss from operations                                            (349,330)

Net assets in liquidation at September 30, 2002               $1,538,583


















  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                          2003         2002
INCOME
Rental                                $ 253,863    $ 686,538
Interest                                  4,514        6,692
Other, primarily tenant
  expense reimbursements                 82,820      193,866
  Total income                          341,197      887,096

EXPENSES
Interest                                263,325      621,399
Real estate taxes                        71,562      101,069
Repairs and maintenance                   6,609       69,638
Management fees (Note 5)                 19,961       53,806
Other property operating                 76,275      152,372
General and administrative              196,380      238,142
  Total expenses                        634,112    1,236,426

Net loss before gain on sale
 of property and joint
 venture partner's share               (292,915)    (349,330)

Gain on sale of property                371,700       16,685

Joint venture partner share             (28,291)          --


Net income (loss)                     $  50,494    $(332,645)

Net income(loss) allocated
 to General Partners                  $     505    $  (3,326)

Net income(loss) allocated
  to Limited Partners                 $  49,989    $(329,319)

Net income (loss) per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                        $    6.37    $  (41.99)

  See accompanying notes to consolidated financial statements.

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                          2003         2002
INCOME
Rental                                $  18,875    $  197,169
Interest                                  2,004         2,200
Other, primarily tenant
  expense reimbursements                     --        58,700
  Total income                           20,879       258,069

EXPENSES
Interest                                     --       179,342
Real estate taxes                         7,483        22,276
Repairs and maintenance                    (865)       53,425
Management fees (Note 5)                  1,125        16,224
Other property operating                  2,836        45,135
General and administrative               31,064        60,001
  Total expenses                         41,643       376,403

Net loss before gain on sale
 of property and joint
  venture partner's share               (20,764)     (118,334)

Gain on sale of property                     --        16,685

Joint venture partner share             (12,124)           --


Net loss                              $ (32,888)   $(101,649)

Net loss allocated to
  General Partners                    $    (329)   $  (1,016)
Net loss allocated to
  Limited Partners                    $ (32,559)   $(100,633)

Net loss per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                        $   (4.15)   $  (12.83)

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2003.

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

   Rent Receivable

   Rent receivable is comprised of billed but uncollected amounts due for monthly rents and other charges and estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The fair value estimates are based on information available to management as of September 30, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at September 30, 2003.

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

   In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 commencing with financial statements issued after December 15, 2003.

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

   As a result of the contract for sale of Shoppes (see Notes 4 and 7) the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced
$1,784,500 in the first quarter of 2003.   In May 2003 the
Partnership's investment in real estate held for sale and the deferred gain on sale of real estate were reduced by $5,997,000 and $368,638, respectively, as a result of the Shoppes sale.

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

   There was no distribution for the third quarter of 2003, which would have been paid on November 15, 2003. The Preferential
Distribution Deficiency equaled $6,823,967  at September 30, 2003.

(4)     MORTGAGE NOTES PAYABLE

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

   On May 13, 2003, Shoppes was sold to an unrelated third party, net of the costs detailed in the preceding paragraph, for a gross purchase price of $6,157,500.

(5)     TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 2003 and 2002 were as follows:

                                    2003                 2002
Management fees                   $19,961              $53,806
Reimbursable office expenses       98,090              109,687

   The Partnership had made all payments to affiliates, except for $375 for management fees, as of September 30, 2003. In addition the Partnership was owed $6,877, which was reimbursed in the fourth quarter.


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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of September 30, 2003.

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

   Shoppes is a 87,000 square foot shopping center located in Hilton Head, South Carolina. The center was originally constructed as a fashion outlet center. However, recent tenant trends have not been favorable to this type of property. As a result, the Shoppes occupancy rate began to decline. In order to address this issue, the Partnership sought to reposition the center as a more traditional shopping center. In order to accomplish this, the Partnership identified a new "anchor" type tenant that would create a large customer draw to the center. In this regard, in June 2002, the Partnership executed a conditional lease for approximately 21,000 square feet (approximately 23% of the property's gross leasable area) to an upscale grocer. The lease was conditioned on the tenant being satisfied with certain zoning, occupancy and building code matters. In order to accommodate the tenant, the Partnership needed to combine approximately five smaller spaces in the center. However, after investigation of the construction aspects of the new space, the tenant determined that it needed a higher ceiling height. Although technically feasible, this change required certain municipal approvals. Accordingly, the Partnership engaged local zoning experts to assist in this process. The Partnership sought and, as a result of extensive negotiation with the local authority, received approval for these changes. Although the tenant indicated a willingness to proceed with these changes, the Partnership's first mortgage lender was unwilling to approve the modifications to the property (even though the modifications
would significantly improve the center).   The loan had been
extended twice beyond the original maturity and the Partnership believed that the lender would be unwilling to extend the loan again. Concurrently the Partnership continued to market the asset for sale based on the conditional lease. The Partnership received several expressions of interest on the property. During this time the property's mortgage was nearing maturity. (The loan originally matured in December, 2001 but was extended through December, 2002.) Given the conditional nature of the new anchor tenant lease, the Partnership believed it was unlikely the existing mortgage would be extended. The Partnership was faced with a likely adverse action from the mortgage lender. Under these circumstances, the Partnership simultaneously pursued the sale of the center with a third party purchaser that was willing to accept the demolition, construction and redevelopment risk inherent in retenanting and repositioning the center.

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

   Although the scope of the tenant's requirements changed, the Partnership worked with the potential buyer to allow the transaction to be consummated along similar conceptual terms as previously contemplated. On May 13, 2003, Shoppes was sold to an unrelated third party, net of the costs detailed in the preceding paragraph, for a purchase price of $6,157,500. Net proceeds from the sale of this asset was approximately $449,000.

Ponderosa

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the tenant under the lease, sublet the premises to an area franchisee through the term of the existing lease (September, 2003).

   In the third quarter of 2002, the Partnership executed a new lease with the Ponderosa franchisee currently operating the property. The effective date of this lease is subject to the timely termination of the existing lease with the franchisor. The new lease commenced in September 2002 and has a fifteen year term. The lease will have minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease will be "triple net" to the Partnership which will require the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership is also required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable. The operator has not yet commenced the renovation of the property. As a result, the property has been more difficult to sell. The tenant has not yet committed to a timetable for property renovation.

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

   In addition, in the first quarter of 2003, the Partnership received an expression of interest from a potential purchaser of this property for a sale price of $935,000 less the $50,000 required for the future property renovations. However, a contract was never fully executed and the potential purchaser has decided not to pursue this transaction. The Partnership continues to market the property for sale. In the third quarter of 2003, the Partnership entered into a sale contract for the property for $925,000, less the $50,000 for future renovation. However, the contract was terminated by the potential purchaser during the due diligent period. The Partnership continues to market the property for sale.

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

Results of Operations (Liquidation Basis) - Nine months ended
September 30, 2003 and 2002

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net income of $50,000 for the nine months ended September 30, 2003 as compared to net loss of $333,000 for the same period in 2002. The $383,000 increase in net income is primarily a result of recognizing a $372,000 gain on the sale of Shoppes on the Parkway.

   Total income for the nine months ended September 30, 2003 was $341,000 as compared to $887,000 for the same period in 2002. The $546,000 decrease in total income was primarily a result of a $433,000 decrease in rental income. Rental and other income decreased primarily as a result of the sales of DelChamps and Shoppes on the Parkway.

   Total expense for the nine months ended September 30, 2003 was $634,000 as compared to $1,236,000 for the same period in 2002. The $602,000 decrease in total expense was primarily a result of a $358,000 decrease in interest expense, a $76,000 decrease in operating expense, a $63,000 decrease in repairs and maintenance, a $34,000 decrease in management fees and a $29,000 decrease in real estate taxes. These declines primarily relate to the sale of Delchamps and Shoppes on the Parkway.

Results of Operations (Liquidation Basis) - Three months ended
September 30, 2003 and 2002

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $33,000 for the three months ended September 30, 2003 as compared to net loss of $102,000 for the same period in 2002.

   Total income for the three months ended September 30, 2003 was $21,000 as compared to $258,000 for the same period in 2002. The $237,000 decrease in total income was primarily a result of a $178,000 decrease in rental income. Rental and other income decreased primarily as a result of the sales of DelChamps and Shoppes on the Parkway.

   Total expense for the three months ended September 30, 2003 was $42,000 as compared to $376,000 for the same period in 2002. The $335,000 decrease in total expense was primarily a result of a $179,000 decrease in interest expense, a $54,000 decrease in repairs and maintenance, a $15,000 decrease in real estate taxes, and a $42,000 decrease in operating expense. The decreases in expenses are primarily the result of the sale of Shoppes.


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


                    DATE:  November 14, 2003


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  November 14, 2003



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

                    DATE: November 14, 2003



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


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2003






                           Exhibit 99

                   SECTION 906 CERTIFICATION


   The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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


                    DATE:  November 14, 2003


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer