Form 10KSB
period 2003-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2004-03-30
CIK 793066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent year $387,900.

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



                 BRAUVIN INCOME PROPERTIES L.P. 6
                  2003 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                                      Page
Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .3

Item 2.  Description of Properties . . . . . . . . . . . . . . . . . . .6

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                             PART II

Item 5.  Market for the Issuer's Limited Partnership
         Interests and Related Security Holder Matters . . . . . . . . 15

Item 6.  Management's Discussion and Analysis or Plan
         of Operation. . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 7.  Consolidated Financial Statements and
         Supplementary Data. . . . . . . . . . . . . . . . . . . . . . 24

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . 24

Item 8a. Controls and Procedures. . . . . . . . . . . . . . . . . . .  24

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

Item 14. Principal Accountant Fees and Services. . . . . . . . . . . . 30

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

   The Partnership intended to sell the properties under a closed bid process which would include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

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

   On February 18, 2003, the Partnership sold a two-thirds undivided interest in the Ponderosa Restaurant property for a sales price of $600,000. Pursuant to the terms of the agreement, the Partnership maintains the control of both the sales process and the management of the property and the holder of the two-thirds interest is entitled to the first $580,000 of sales proceeds and its allocable share of portion of the rent collected from the tenant and is not required to fund any operating deficits. Additionally, if the property is not sold within one year, the Partnership is required to pay the buyer a monthly return on the purchase price of 10% per annum for 6 months and 12% per annum for an additional 12 months at the end of which time if the property has not been sold, the Partnership is required to repurchase the interest for a total consideration of $580,000. Accordingly, the Partnership's financial statements continue to include the Ponderosa property and the results of its operations with the purchaser's share shown as Venture partner's share.

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

Item 2. Description of Properties.

   The following is a summary of the real estate and improvements owned by the Partnership at January 1, 2002 and subsequent
transactions related thereto.   For the purpose of the information
disclosed in this section, the following terms are defined as follows:

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

   The Partnership has owned the properties described below:

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

   Delchamps is a community shopping center constructed in 1986 with approximately 59,400 rentable square feet on a seven acre site. Delchamps was anchored by Del Champs, Inc. and Harco Drug, a Tuscaloosa based drug store chain.

   In the second quarter of 2000, the Partnership was informed that the largest single tenant at the Delchamps Shopping Center had rejected its lease under its Chapter 11 bankruptcy petition. Delchamps, Inc., the former tenant, a wholly owned subsidiary of Jitney Jungle, completed the process of selling its fixtures and equipment from this store and in October 2000 the tenant vacated the property. In addition, the Harco Drug store had the ability to cancel its lease with the Partnership if a suitable grocery anchor was not obtained within four months of the grocery store closing. Harco Drug store did not cancel its lease.

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

   The restaurant was purchased from Ponderosa, Inc.
("Ponderosa"), a wholly-owned subsidiary of Metromedia Company.
The obligor under the lease was Metromedia Steakhouse Company LP. The restaurant is operated by a Ponderosa franchisee. Ponderosa in accordance with the terms of a triple-net lease whereby Ponderosa was to pay all taxes, insurance premiums and operating costs. The lease had a base term of 15 lease years (as defined in the lease),and was scheduled to terminate on September 22, 2003 and contained four five-year renewal options. The Partnership was landlord only and did not participate in the operations of the restaurant.

   Ponderosa had the right to repurchase this property at the end of the tenth lease year (1998) and every five years thereafter at the fair market value of the real estate at the time of repurchase. In both 1998 and 2003 Ponderosa declined to exercise its repurchase right.

   In the third quarter of 2002, the Partnership executed a new lease with the Ponderosa franchisee currently operating the
property.   The new lease commenced in September 2002 and has a
fifteen year term. The lease has minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease is "triple net" to the Partnership which requires the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership is also required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable.

   The operator has commenced the renovation of the property which is scheduled to be completed by March 31, 2004. Since the renovation has not yet been completed, the property has been difficult to sell.

   In the fourth quarter of 2002 the Partnership entered into an agreement for the sale of the property to an unaffiliated buyer for $885,000, less the $50,000 required for future renovations of the property. Subsequently, the prospective purchaser terminated the sale agreement.

   On February 18, 2003, the Partnership sold a two-thirds undivided interest in the Ponderosa Restaurant property for a sales price of $600,000. Pursuant to the terms of the agreement, the Partnership maintains the control of both the sales process and the management of the property and the holder of the two-thirds interest is entitled to the first $580,000 of sales proceeds and its allocable share of the rent collected from the tenant and is not required to fund any operating deficits. Additionally, if the property is not sold within one year, the Partnership is required to pay the buyer a monthly return on the purchase price of 10% per annum for 6 months and 12% per annum for an additional 12 months at the end of which time if the property has not been sold, the Partnership is required to repurchase the interest for a total consideration of $580,000. Accordingly, the Partnership's financial statements continue to include the Ponderosa property and the results of its operations with the purchaser's share shown as Venture partner's share.

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

   In March of 2004, the Partnership entered a letter of intent for the sale of the property for $900,000, less the $50,000 in renovation costs. The completion of the transaction is still subject to documentation and the buyer's due diligence. There can be no assurance that the sale will be consummated.

   The Ponderosa property has been occupied since its purchase and the average annual base rent per square foot at December 31 for the last two years are as follows:

                                 2003            2002
Average Annual Base Rent
 Per Square Foot                $12.82          $19.42

The net carrying value of the property at December 31, 2003 is $810,250.

Risks of Ownership

   The possibility exists that the tenant of the Partnership's remaining property may be unable to fulfill its obligations pursuant to the terms of the lease, including making base rent payments or percentage rent payments to the Partnership. Such defaults by the tenant could have an adverse effect on the financial situation of the Partnership. Furthermore, the Partnership may be unable to replace this tenant due to competition in the market at the time any vacancy occurs. Additionally, there are costs to the Partnership when replacing a tenant such as leasing commissions and tenant improvements. Such improvements may require expenditure of Partnership funds otherwise available for distribution.

   The occupancy level of Delchamps Plaza North (prior to its sale) caused a significant use of cash during 2002. In addition, the new anchor tenant at Shoppes on the Parkway required a significant investment of new capital in the property. The mortgage at Shoppes on the Parkway matured in May 2002. The lender and the Partnership executed an extension of the maturity to December 31, 2002. Subsequent to December 31, 2002, the Partnership stopped making payments to the lender and was in default under the terms of the mortgage. In the second quarter of 2003, the lender agreed to an extension of the mortgage loan until June 30, 2003, subject to the payment of all unpaid payments and late fees for the period from January 1, 2003 to March 31, 2003 (approximately $200,000) and the payment of an extension fee of approximately $27,000. On April 10, 2003, the Partnership made these payments to the lender.

Item 3.     Legal Proceedings.

            None.


Item 4.     Submission of Matters to a Vote of Security Holders.

            None.


                            PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2003, there were 470 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners for 2003 or 2002.

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

Liquidity and Capital Resources

   The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from its remaining property.


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

   No distributions for 2003 or 2002 were made. The Preferential
Distribution Deficiency for the year ended December 31, 2003 equaled $6,998,360, a $697,572 increase over 2002.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of December 31, 2003.

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

Ponderosa

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the original tenant under the lease, sublet the premises to an area franchisee through the term of the existing lease (September, 2003).

   In the third quarter of 2002, the Partnership executed a new lease with the Ponderosa franchisee currently operating the
property.   The new lease commenced in September 2002 and has a
fifteen year term. The lease has minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease is "triple net" to the Partnership which will require the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership is also required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable. The operator has commenced the renovation of the property and is scheduled to be complete by March 31, 2004. Since the renovation is not complete, the property has been more difficult to sell.

   In the fourth quarter of 2002, the Partnership entered into an agreement for the sale of the property to an unaffiliated buyer for $885,000, less the $50,000 required for future renovations of the property. Subsequently, the prospective purchaser terminated the sale agreement.

   On February 18, 2003, the Partnership sold a two-thirds undivided interest in the Ponderosa Restaurant property for a sales price of $600,000. Pursuant to the terms of the agreement, the Partnership maintains the control of both the sales process and the management of the property and the holder of the two-thirds interest is entitled to the first $580,000 of sales proceeds and its allocable share of the rent collected from the tenant and is not required to fund any operating deficits. Additionally, if the property is not sold within one year, the Partnership is required to pay the buyer a monthly return on the purchase price of 10% per annum for 6 months and 12% per annum for an additional 12 months at the end of which time if the property has not been sold, the Partnership is required to repurchase the interest for a total consideration of $580,000. Accordingly, the Partnership's financial statements continue to include the Ponderosa property and the results of its operations with the purchaser's share shown as Venture partner's share.

   In addition, in the first quarter of 2003, the Partnership received an expression of interest from a potential purchaser of this property for a sale price of $935,000 less the $50,000 required for the future property renovations. However, a contract was never fully executed and the potential purchaser has decided not to pursue this transaction. In the third quarter of 2003, the Partnership entered into a sale contract for the property for $925,000, less the $50,000 for future renovation. However, the contract was terminated by the potential purchaser during the due diligence period. The Partnership continues to market the property for sale.

   In March of 2004, the Partnership entered a letter of intent for the sale of the property for $900,000, less the $50,000 in renovation costs. The completion of the transaction is still subject to documentation and the buyer's due diligence. There can be no assurance that the sale will be consummated.

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

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$288,000 in net proceeds.

   One of the special purpose entities owned by the Partnership (Brauvin/ Delchamps) was sued by a real estate broker in relation to the sale of the asset. The Partnership believes the suit is without merit. The special purpose entity has been indemnified by the purchaser of the property against such litigation. In the first quarter of 2003 the suit was dropped.

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


Results of Operations 2003 compared to 2002

   The Partnership generated net income of $57,000 for the year ended December 31, 2003 as compared to a net loss of $713,000 for the same period in 2002. The $770,000 increase in net income is primarily a result of a $619,000 decrease in total income, and a $1,070,000 decrease in total expense, a $355,000 increase in gain on sale of property and an increase in joint venture partner share of $36,000.

   Total income for the year ended December 31, 2003 was $388,000 as compared to $1,007,000 for the same period in 2002. The $619,000 decrease in total income was primarily a result of a $529,000 decrease in rental income, a $3,000 decrease in interest income and a $87,000 decrease in other income. Rental and other income decreased primarily as a result of a decrease in rental and other income at Delchamps and Shoppes as a result of the properties sale. Interest income decreased as a result of the decline in interest rates.

   Total expenses for the year ended December 31, 2003 were $666,000 as compared to $1,737,000 for the same period in 2002.
The $1,070,000 decrease in total expense was primarily the result of a decrease in general and administrative expense of $218,000, a decrease in interest expense of $488,000,a decrease of operating expense of $119,000, a decrease of management fees of $44,000, a decrease in repairs and maintenance expense of $168,000 and a decrease in real estate tax expense of $33,000. Expenses decreased primarily as a result of the sale of Delchamps and Shoppes. Management fees decreased as a result of lower rental income.


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


Item 8a.  Controls and Procedures

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

   The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault . . . . . . . . . . . . .Chairman of the Board of
              Directors, Director, Chief Executive Officer and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . Treasurer and Chief
                                                       Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 70) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 43) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 37) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.


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

   The General Partners received a share of Partnership loss or income for 2003 and 2002.

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

(c)    Form 8-K.
       None.

(d) An annual report for the fiscal year 2003 will be sent to the Limited Partners subsequent to this filing.

Item 14.  Principal Accountant Fees and Services

 Altschuler, Melvoin and Glasser LLP("AMG") has been engaged by the General Partner as the Partnership's independent auditor for the
years 2002 and 2003.   AMG has audited the Partnership's financial
statements for the years ended December 31, 2003 and 2002. AMG has not performed any other services for the Partnership.

 The aggregate fees billed for each of the last two years professional services rendered by AMG for the audit of the Partnership's annual financial statements and interim reviews of financial information included in Form 10-KSB aggregated $36,000 during 2003 and $41,000 during 2002.

 AMG has a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leases staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, AMG has no full time employees and, therefore, none of the audit services performed were provided by permanent, full-time employees of AMG. AMG manages and supervises the audit engagement and the audit staff and is exclusively responsible for the opinion rendered in connection with its audit. TBS has been engaged to provide tax return preparation for the Partnership.

 Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS.

 In accordance with policies of the board of directors of the General Partner, all services provided by AMG and TBS are required to be pre-approved.


                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      BRAUVIN INCOME PROPERTIES L.P. 6

                      BY: Brauvin 6, Inc.
                          Corporate General Partner

                          By:  /s/ Jerome J. Brault
                               Jerome J. Brault
                               Chairman of the Board of
                               Directors, Chief Executive
                               Officer and President

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


Dated: March 26, 2004


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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the small business issuer, and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

                    DATE: March 26, 2004



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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the small business issuer, and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: March 26, 2004




                          Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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





                    BY:    Brauvin 6, Inc.
                           Corporate General Partner of
                           Brauvin Income Properties L.P. 6


                    BY:    /s/ Jerome J. Brault
                           Jerome J. Brault
                           Chairman of the Board of
                           Directors, Chief Executive Officer
                           and President


                    DATE:  March 26, 2004


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  March 26, 2004


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2003 (Liquidation Basis) . . . . . . . . F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2003  (Liquidation Basis)  . . . . . . . . . . F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2002  (Liquidation Basis)  . . . . . . . . . . F-5

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002 (Liquidation Basis). . . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.


                  INDEPENDENT AUDITORS' REPORT

Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying consolidated financial statements of Brauvin Income Properties L.P. 6, as of December 31, 2003, and for the years ended December 31, 2003 and 2002 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brauvin Income Properties L.P. 6 at December 31, 2003, and the results of their operations for the years ended December 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.


/s/Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
January 21, 2004




   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 2003
                      (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                            $  810,250
Cash and cash equivalents                             1,201,385
Rent receivable                                          51,435

    Total Assets                                      2,063,070

LIABILITIES

Accounts payable and accrued
  expenses                                              109,995
Deferred gain on sale of property (Note 2)                9,849
Reserve for liquidation costs (Note 2)                  139,995
Due to affiliate                                            993
Venture partner's share of joint venture                580,000
Tenant security deposits                                  7,620

    Total Liabilities                                   848,452

Net Assets in Liquidation                            $1,214,618

















   See accompanying notes to consolidated financial statements



 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2003




Net assets in liquidation at January 1, 2003                  $1,157,817

Gain on sale of property                                         371,700

Loss from operations                                            (314,899)

Net assets in liquidation at December 31, 2003                $1,214,618



















  See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2002




Net assets in liquidation at January 1, 2002                   $1,871,228

Gain on sale of property                                           16,685

Loss from operations                                             (730,096)

Net assets in liquidation at December 31, 2002                 $1,157,817




















  See accompanying notes to consolidated financial statements.


              CONSOLIDATED STATEMENTS OF OPERATIONS
         For the years ended December 31, 2003 and 2002
                      (Liquidation Basis)


                                            2003           2002
INCOME
Rental                                   $ 266,738      $ 795,738
Interest                                     6,484          8,988
Other, primarily expense
  reimbursements                           114,678        201,833

       Total income                        387,900      1,006,559

EXPENSES
Interest                                   263,325        751,539
Real estate taxes                           95,505        128,667
Repairs and maintenance                      6,609        174,289
Management fees (Note 5)                    21,336         65,783
Other property operating                    76,275        195,120
General and administrative                 203,132        421,257

  Total expenses                           666,182      1,736,655

Net loss before gain on sale of
  property and joint venture
  partner's share                         (278,282)      (730,096)

Gain on sale of property                   371,700         16,685
 Venture partner's
 share of income                           (36,617)            --

Net income (loss)                        $  56,801     $ (713,411)

Net income (loss) allocated to:
  General Partners                       $     568     $   (7,134)

  Limited Partners                       $  56,233     $ (706,277)

Net income (loss) per Limited
  Partnership Interest
(7,842.5 Units)                          $    7.17     $   (90.06)


  See accompanying notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2003 and 2002

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

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$288,000 in net proceeds.

   On May 13, 2003, Shoppes was sold to an unaffiliated third party for $6,157,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately $449,000 in net proceeds.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
         For the years ended December 31, 2003 and 2002

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership had begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 are prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2003.

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

   Principles of Consolidation

   The Partnership had two affiliates, Brauvin/Shoppes on the Parkway L.P. and Brauvin/Delchamps L.P., which are each owned 99% by the Partnership and 1% by an affiliate of the General Partners. The accounts of the Partnership have been consolidated with its majority owned subsidiaries in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated upon consolidation.

   Distributions from each subsidiary were made to the General Partner in an amount equal to: (a) any tax liability caused by its allocation of Profits or income; and (b) any filing fees or accounting fees incurred in connection herewith; and then to the Limited Partner until it receives an amount equal to the value of its Capital Contribution plus an annual compounded return on its original investment of 25% per annum and; thereafter, in accordance with their respective partnership interests.

     On July 19, 2002, Delchamps was sold and all remaining cash was transferred to the Partnership.

   On May 13, 2003, Shoppes was sold and the majority of the remaining cash has been transferred to the Partnership.

     On February 18, 2003, the Partnership sold a two-thirds undivided interest in the Ponderosa Restaurant property for a sales price of $600,000. Pursuant to the terms of the agreement, the Partnership maintains the control of both the sales process and the management of the property and the holder of the two-thirds interest is entitled to the first $580,000 of sales proceeds and its allocable share of the rent collected from the tenant and is not required to fund any operating deficits. Additionally, if the property is not sold within one year, the Partnership is required to pay the buyer a monthly return on the purchase price of 10% per annum for 6 months and 12% per annum for an additional 12 months at the end of which time if the property has not been sold, the Partnership is required to repurchase the interest for a total consideration of $580,000. Accordingly, the Partnership's financial statements continue to include the Ponderosa property and the results of its operations with the purchaser's share shown as Venture partner's share.

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

   The Partnership has adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

   SFAS 143 and SFAS 144 have not had a significant impact on the Partnership's financial statements.


   Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

   Rent Receivable

   Rent receivable is comprised of billed but uncollected amounts due for monthly rents and other charges. Receivables are recorded at management's estimate of the amounts that will ultimately be collected.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2003.


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

   This interpretation was revised in December 2003 and shall, for calendar year end entities, be effective as of December 31, 2003 for "special purpose entities" (as defined) and as of December 31, 2004 for all other entities. The Partnership does not own any "special purpose entities."

   In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Statements with the Characteristics of both Liabilities and Equity" (SFAS 150"), which is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective beginning July 1, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

   The adoption of SFAS 145 and SFAS 150 and FIN 45 and FIN 46 has not had a significant impact on the Partnership's financial statements.


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

   No distribution was paid in 2003. The Preferential Distribution Deficiency equaled $6,998,360 at December 31, 2003.

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

   On May 13, 2003, Shoppes was sold to an unrelated third party, for a gross purchase price of $6,157,500 and the balance of its mortgage was paid.


(5)  TRANSACTIONS WITH AFFILIATES

   Fees and other expenses incurred or paid to the General
Partners or their affiliates for the years ended December 31, 2003 and 2002 were as follows:

                                      2003             2002
Management fees (based upon
  6% of "gross receipts" (as
              defined))             $ 21,336         $ 65,783
Reimbursable office expenses         106,417          142,312

   The Partnership had made all payments to affiliates, except for $993 for management fees, as of December 31, 2003.

(6)   OPERATING LEASES

   The Partnership is the lessor in an operating lease agreement with a tenant at its remaining property. The minimum future rental income to be received on the remaining operating lease (Ponderosa) is as follows:

For the years ended December 31,:
                       2004                  $    77,010
                       2005                       78,550
                       2006                       80,121
                       2007                       81,724
                       2008                       83,358
                    Thereafter                   795,743
                       Total                  $1,196,506



   Collection of future rental income under this lease agreement is subject to the financial stability of the underlying tenant.

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