Form 10QSB
period 2004-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2004-05-18
CIK 793066

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended       March 31, 2004_________

	or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from              to ______________

Commission File Number                0-16857________________

          Brauvin Income Properties  L.P. 6____________
   (Name of small business issuer as specified in its charter)

           Delaware            	        36-1276801________
(State or other jurisdiction of 	   (I.R.S. Employer
 incorporation or organization) 	  Identification No.)

30 North LaSalle Street, Chicago, Illinois	     60602______
 (Address of principal executive offices) 	  (Zip Code)

         (312) 759-7660_______________________
            (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class 	Name of each exchange on
which registered
       None           	           None__________

Securities registered pursuant to Section 12(g) of the Act:
     Limited Partnership Interests______________
              (Title of class)

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

                               INDEX
                               PART I

                                                       Page

Item 1. Consolidated Financial Statements                3

Consolidated Statement of Net Assets in Liquidation
as of March 31, 2004 (Liquidation Basis)                 4

Consolidated Statement of Changes in Net Assets
in Liquidation for the period January 1, 2004 to
March 31, 2004 (Liquidation Basis)                       5

Consolidated Statement of Changes in Net Assets
in Liquidation for the period January 1, 2003 to
March 31, 2003 (Liquidation Basis)                       6

Consolidated Statements of Operations for the
three months ended March 31, 2004 and 2003
(Liquidation Basis)                                      7

Notes to Consolidated Financial Statements               8

Item 2.	Management's Discussion and Analysis or Plan
of Operation                                            19

Item 3. Controls and Procedures                         26

PART II

Item 1. Legal Proceedings                               27

Item 2. Changes in Securities                           27

Item 3. Defaults Upon Senior Securities                 27

Item 4.	Submission of Matters to a Vote of Security
Holders                                                 27

Item 5. Other Information                               27

Item 6. Exhibits and Reports on Form 8-K                27

Signatures                                              28


              BRAUVIN INCOME PROPERTIES L.P. 6
              (a Delaware limited partnership)


PART I - FINANCIAL INFORMATION


ITEM 1.	Consolidated Financial Statements

The following Consolidated Statement of Net Assets in Liquidation as of
March 31, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to March 31, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to March 31, 2003 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2003 Annual Report on Form 10-KSB.



                   BRAUVIN INCOME PROPERTIES L.P. 6
                   (a Delaware limited partnership)


      CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                  MARCH 31, 2004 (LIQUIDATION BASIS)
                             (Unaudited)


ASSETS

Real estate held for sale                    $  810,250
Cash and cash equivalents                     1,192,828
Rent receivable                                  55,775

Total Assets                                  2,058,853

LIABILITIES

Accounts payable and accrued
expenses                                        128,989
Deferred gain on sale of property                 9,849
Reserve for liquidation costs                   121,170
Due to affiliate                                    383
Venture partner's share of joint venture	580,000
Tenant security deposits                          7,620
Total Liabilities                               848,011

Net Assets in Liquidation                    $1,210,842

















	See accompanying notes to consolidated financial statements.



                  BRAUVIN INCOME PROPERTIES L.P. 6
                  (a Delaware limited partnership)

    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                (LIQUIDATION BASIS) FOR THE PERIOD
                 JANUARY 1, 2004 TO MARCH 31, 2004
                            (Unaudited)




Net assets at January 1, 2004                  $1,214,618

Loss from operations                               (3,776)

Net assets in liquidation at March 31, 2004    $1,210,842



















     See accompanying notes to consolidated financial statements.


                     BRAUVIN INCOME PROPERTIES L.P. 6
                     (a Delaware limited partnership)

    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                 (LIQUIDATION BASIS) FOR THE PERIOD
                  JANUARY 1, 2003 TO MARCH 31, 2003
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


                  BRAUVIN INCOME PROPERTIES L.P. 6
                  (a Delaware limited partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                         (LIQUIDATION BASIS)
           FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
                            (Unaudited)

                                       2004            2003
INCOME
Rental                              $ 19,125        $164,989
Interest                               1,907             300
Other, primarily tenant
expense reimbursements                19,724          57,485
Total income                          40,756         222,774

EXPENSES
Interest                                  --         182,211
Real estate taxes                     16,233          38,572
Repairs and maintenance                   --           6,948
Management fees (Note 5)               2,348          10,395
Other property operating                  --          39,808
General and administrative            13,647          48,606
Total expenses                        32,228         326,540

Net income (loss) before joint
  venture partner's share              8,528        (103,766)

Joint venture partner's share        (12,304)         (3,919)

Net loss                            $ (3,776)      $(107,685)

Net loss allocated to the
General Partners                    $    (38)      $  (1,077)

Net loss allocated to the
Limited Partners                    $ (3,738)      $(106,608)

Net loss per Limited
Partnership Interest
(7,842.5 units
outstanding)                        $  (0.48)      $  (13.59)




See accompanying notes to consolidated financial statements.



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

The Partnership had acquired Delchamps Plaza North Shopping Center ("Delchamps"), Shoppes on the Parkway ("Shoppes") and a Ponderosa Restaurant ("Ponderosa").

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

Basis of Presentation

As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership had begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 are prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2004.

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

Principles of Consolidation

The Partnership had one affiliate, Brauvin/Shoppes on the Parkway L.P., which was owned 99% by the Partnership and 1% by an affiliate of the General Partners. The accounts of the Partnership have been consolidated with its majority owned subsidiary in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated upon consolidation.

Distributions from the subsidiary were made to the General Partner in an amount equal to: (a) any tax liability caused by its allocation of Profits or income; and (b) any filing fees or accounting fees incurred in connection herewith; and then to the Limited Partner until it receives an amount equal to the value of its Capital Contribution plus an annual compounded return on its original investment of 25% per annum and; thereafter, in accordance with their respective partnership interests.

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

Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition of additional intangible assets (acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

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

Estimated Fair Value of Financial Instruments

Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value.

The fair value estimates presented herein are based on information available to management as of March 31, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at March 31, 2004.

Derivatives and Hedging Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2004 and 2003.

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

<2)    ADJUSTMENT TO LIQUIDATION BASIS

On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

As a result of the contract for sale of Shoppes (see Notes 4 and 6) the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were each reduced $1,784,500 in the first quarter
of 2003.   In May 2003 the Partnership's investment in real estate held for sale and the deferred gain on sale of real estate were reduced by $5,997,000 and $368,638, respectively, as a result of the Shoppes sale.

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

No distribution was paid in 2004. The Preferential Distribution Deficiency equaled $7,172,753 at March 31, 2004.


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

Fees and other expenses incurred or paid to the General Partners or their affiliates for the three months ended March 31, 2004 and 2003 were as follows:

                                     2004            2003
Management fees (based upon
6% of "gross receipts" (as
defined))                          $ 2,348        $ 10,395
Reimbursable office expenses        18,825          26,025

The Partnership had made all payments to affiliates, except for $383 for management fees, as of March 31, 2004.

(6)  PROPERTY SALE

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

As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of March 31, 2004.

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

On May 13, 2003, Shoppes was sold to an unrelated third party, net of the costs of the detailed in the proceeding paragraph, for a sale price of $6,157,500.

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


In March of 2004, the Partnership entered a letter of intent for the sale of the property for $900,000, less the $50,000 in renovation costs. The completion of the transaction was subject to documentation and the buyer's due diligence. This contract was also terminated during the due diligence period. The Partnership continues to market the property for sale.

The operator has made substantial progress in the completion of the renovation of the property. The operator anticipates a grand reopening in the second quarter of 2004. During the renovation, the operator has made timely rental payments, however, the payments of real estate taxes and tax escrow payments have not been made. The Partnership has given notice to the lessee of non-payment and the Partnership is currently evaluating its alternatives.

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


Results of Operations (Liquidation Basis) - Three months ended March 31, 2004 and 2003

As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

The Partnership generated a net loss of $4,000 for the three months ended March 31, 2004 as compared to net loss of $108,000 for the same period in 2003. The $104,000 decrease in net loss is primarily a result of a decrease in total expenses of $294,000 offset by a decrease in total income of $182,000 and an increase in the venture partner's share of income of $8,000.

Total income for the three months ended March 31, 2004 was $41,000 as compared to $223,000 for the same period in 2003. The $182,000 decrease in total income was primarily a result of a $146,000 decrease in rental income, a decrease in other income of $38,000 and an increase in interest income of $2,000. Rental and other income decreased primarily as a result of the May 13, 2003 sale of Shoppes on the Parkway.

Total expense for the three months ended March 31, 2004 was $32,000 as compared to $327,000 for the same period in 2003. The $294,000 decrease in total expense was primarily a result of a decrease in interest expense of $182,000, a decrease in operating expense of $40,000, a decrease of $35,000 in general and administrative expense, a decrease in real estate taxes of $22,000, a decrease in repairs of $8,000 and a decrease in management fees of $8,000. The decreases in the above expense items relate primarily to the sale of the Shoppes on the Parkway.


Results of Operations (Liquidation Basis) - Three months ended March 31, 2003 and 2002

The Partnership generated a net loss of $108,000 for the three months ended March 31, 2003 as compared to net loss of $89,000 for the same period in 2002. The $18,000 increase in net loss is primarily a result of a decrease in total income of $99,000 offset by a decrease in total expenses of $84,000.

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


DATE:   May 17, 2004


BY: /s/ Thomas E. Murphy
Thomas E. Murphy
Chief Financial Officer and
Treasurer


DATE:   May 17, 2004









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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

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


BY: /s/Jerome J. Brault
Jerome J. Brault
Chairman of the Board of Directors,
President and Chief Executive Officer

DATE: May 17, 2004


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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

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


BY: /s/ Thomas E. Murphy
Thomas E. Murphy
Chief Financial Officer and Treasurer

DATE: May 17, 2004


                               Exhibit 99

                        SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

DATE: May 17, 2004



BY: /s/ Thomas E. Murphy
Thomas E. Murphy
Chief Financial Officer and Treasurer

DATE: May 17, 2004