Form 10QSB
period 2004-06-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2004-08-20
CIK 793066

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

    For the six months ended       June 30, 2004
                               or
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


                              INDEX
                             PART I
                                                             Page

Item 1.  Consolidated Financial Statements                    3

         Consolidated Statement of Net Assets in Liquidation
         as of June 30, 2004 (Liquidation Basis)              4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2004 to
         June 30, 2004 (Liquidation Basis)                    5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2003 to
         June 30, 2003 (Liquidation Basis)                    6

         Consolidated Statements of Operations for the
         six months ended June 30, 2004 and 2003
         (Liquidation Basis)                                  7

         Consolidated Statements of Operations for the
         three months ended June 30, 2004 and 2003
         (Liquidation Basis)                                  8

         Notes to Consolidated Financial Statements           9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                         19

Item 3.  Controls and Procedures                              26

                             PART II

Item 1.  Legal Proceedings                                    27

Item 2.  Changes in Securities                                27

Item 3.  Defaults Upon Senior Securities                      27

Item 4.  Submission of Matters to a Vote of Security
         Holders                                              27

Item 5.  Other Information                                    27

Item 6.  Exhibits and Reports on Form 8-K                     27

Signatures                                                    28

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to June 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to June 30, 2003 (Liquidation Basis) Consolidated Statements of Operations for the six months ended June 30, 2004 and June 30, 2003 (Liquidation Basis)and Consolidated Statements of Operations for the three months ended June 30, 2004 and June 30, 2003 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2003 Annual Report on Form 10-KSB.








                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                JUNE 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)


ASSETS

Real estate held for sale                  $  810,250
Cash and cash equivalents                   1,144,290
Rent receivable                                69,318
                                           ----------
    Total Assets                            2,023,858
                                           ----------
LIABILITIES

Accounts payable and accrued
  expenses                                    110,992
Deferred gain on sale of property               9,850
Reserve for liquidation costs                 102,345
Due to affiliate                                   --
Venture partner's share of joint venture      580,000
Tenant security deposits                        7,620
                                           ----------
    Total Liabilities                         810,807
                                           ----------

Net Assets in Liquidation                  $1,213,051
                                           ==========
















  See accompanying notes to consolidated financial statements.


                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               (LIQUIDATION BASIS) FOR THE PERIOD
                 JANUARY 1,2004 TO June 30, 2004
                           (Unaudited)




Net assets at January 1, 2004                       $1,214,618

Loss from operations                                    (1,567)
                                                    ----------
Net assets in liquidation at June 30, 2004          $1,213,051
                                                    ==========





























  See accompanying notes to consolidated financial statements.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1, 2003 TO JUNE 30, 2003
                           (Unaudited)



Net assets at January 1, 2003                        $1,157,817

Gain on sale of property                                371,700

Loss from operations                                   (288,318)
                                                     ----------
Net assets in liquidation at June 30, 2003           $1,241,199
                                                     ==========
























  See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
                       (LIQUIDATION BASIS)
         FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003
                           (Unaudited)

                                     2004           2003
                                   -------        --------
INCOME
Rental                            $ 38,250        $234,988
Interest                             3,354           2,510
Other, primarily tenant
  expense reimbursements            22,260          82,820
                                  --------        --------
  Total income                      63,864         320,318
                                  --------        --------
EXPENSES
Interest                                --         263,325
Real estate taxes                   18,770          64,079
Repairs and maintenance                 --           7,474
Management fees (Note 5)             2,348          18,836
Other property operating                --          73,439
General and administrative          17,460         165,316
                                  --------        --------
  Total expenses                    38,578         592,469
                                  --------        --------
Net income (loss) before
 gain on sale and joint
  venture partner's share           25,286        (272,151)

Gain on sale of property                --         371,700
Joint venture partner's share      (26,853)        (16,167)
                                  --------        ---------
Net(loss)income                   $ (1,567)       $ 83,382
                                  ========        ========
Net(loss)income allocated to the
General Partners                  $    (16)       $    834
                                  ========        ========
Net(loss)income allocated to the
Limited Partners                  $ (1,551)       $ 82,548
                                  ========        ========
Net(loss)income per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                    $  (0.20)       $  10.53
                                  ========        ========





  See accompanying notes to consolidated financial statements.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                       (LIQUIDATION BASIS)
        FOR THE THREE MONTHS ENDED JUNE 30, 2004 and 2003
                           (Unaudited)

                                    2004            2003
                                  -------         --------
INCOME
Rental                            $19,125         $ 69,999
Interest                            1,447            2,210
Other, primarily tenant
  expense reimbursements            2,536           25,335
                                  -------         --------
  Total income                     23,108           97,544
                                  -------         --------
EXPENSES
Interest                               --           81,114
Real estate taxes                   2,537           25,507
Repairs and maintenance                --              526
Management fees (Note 5)               --            8,441
Other property operating               --           33,631
General and administrative          3,813          116,710
                                  -------         --------
  Total expenses                    6,350          265,929
                                  -------         --------
Net income (loss) before
 gain on sale and joint
  venture partner's share          16,758         (168,385)

Gain on sale                           --          371,700
Joint venture partner's share     (14,549)         (12,248)
                                  -------         --------
Net income                        $ 2,209         $191,067
                                  =======         ========
Net income allocated to the
General Partners                  $    22         $  1,911
                                  =======         ========
Net income allocated to the
Limited Partners                  $ 2,187         $189,156
                                  =======         ========
Net income per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                    $  0.28         $  24.12
                                  =======         ========

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership had begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 are prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2004.

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

   The fair value estimates presented herein are based on information available to management as of June 30, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at June 30, 2004.

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

   No   distribution   was   paid  in  2004.   The   Preferential
Distribution Deficiency equaled $7,347,146 at June 30, 2004.

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


(5)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other  expenses incurred or  paid  to  the  General
Partners or their affiliates for the six months ended June 30, 2004 and 2003 were as follows:

                                 2004     2003
                                ------   -------
Management fees (based upon
  6% of "gross receipts" (as
  defined))                    $ 2,348  $ 18,836
Reimbursable office expenses    39,800    63,825

   The Partnership had made all payments to affiliates as of June 30, 2004.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of June 30, 2004.

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

Ponderosa

   The Ponderosa Restaurant property is the only remaining asset owned by the Partnership and it does not have any debt associated with it. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the original tenant under the lease, sublet the premises to an area franchisee through the term of the existing lease (September, 2003).

   In  the third quarter of 2002, the Partnership executed a  new lease with the Ponderosa franchisee currently operating the property. The new lease commenced in September 2002 and has a fifteen year term. The lease has minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease is "triple net" to the Partnership which will require the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership is also required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable. The operator has completed the renovation of the property.

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

   Subsequent to the end of the second quarter, the Partnership entered a letter of intent for the sale of the property for $850,000. A purchase and sale agreement is currently being negotiated. The agreement will allow for a due diligence period during which the potential purchasers will evaluate the property. Accordingly there can be no assurance that this transaction will be consummated. In the event the sale does not close, the Partnership will continue to market the property for sale.

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


Results of Operations (Liquidation Basis) - Six months ended June
30, 2004 and 2003

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $2,000 for the six months ended June 30, 2004 as compared to net income of $83,000 for the same period in 2003. The $85,000 decrease in net income is primarily a result of a decrease in total income of $256,000 offset by decreases in total expenses of $554,000 and gain on sale of property of $372,000.

   Total income for the six months ended June 30, 2004 was $64,000 as compared to $320,000 for the same period in 2003. The $256,000 decrease in total income was primarily a result of a $197,000 decrease in rental income, a decrease in other charges to tenants of $61,000. Rental and other income decreased primarily as a result of the May 13, 2003 sale of Shoppes on the Parkway.

   Total expense for the six months ended June 30, 2004 were $39,000 as compared to $592,000 for the same period in 2003. The $553,000 decrease in total expense was primarily a result of a decrease in interest expense of $263,000, a decrease in operating expense of $73,000, a decrease of $148,000 in general and administrative expense, a decrease in real estate taxes of $45,000, a decrease in repairs of $7,000 and a decrease in management fees of $16,000. The decreases in the above expense items relate primarily to the sale of the Shoppes on the Parkway.



Results  of  Operations (Liquidation Basis) - Three months  ended
June 30, 2004 and 2003

   The Partnership generated net income of $2,000 for the three months ended June 30, 2004 as compared to net income of $191,000 for the same period in 2003. The $189,000 decrease in net income is primarily a result of a decrease in total income of $75,000, a decrease in total expenses of $260,000 and a decrease in gain on sale of property of $372,000.

   Total income for the three months ended June 30, 2004 was $23,000 as compared to $97,000 for the same period in 2003. The $74,000 decrease in total income was primarily a result of a $50,000 decrease in rental income. Rental and other income decreased primarily as a result of the sale of Shoppes on the Parkway.

   Total expense for the three months ended June 30, 2004 was $6,000 as compared to $266,000 for the same period in 2003. The $260,000 decrease in total expense was primarily a result of a $113,000 decrease in general and administrative expense, an $81,000 decrease in interest expense, a $33,000 decrease in operating expense and an $8,000 decrease in management fees. The decreases in the above expense items relate primarily to the sale of the Shoppes on the Parkway.

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

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         Exhibit 99. Certificate of the Chief Executive Officer and the Certificate of the Chief Financial Officer.






                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)



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


                    DATE:  August 20, 2004


                    BY:  /s/ Thomas E. Murphy
                             Thomas E. Murphy
                             Chief Financial Officer and
                             Treasurer


                    DATE:  August 20, 2004






                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


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


                    BY:  /s/ Jerome J. Brault
                             Jerome J. Brault
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer

                         DATE: August 20, 2004



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

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

                    BY:  /s/ Thomas E. Murphy
                             Thomas E. Murphy
                             Chief Financial Officer and Treasurer

                         DATE: August 20, 2004





                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)




                           Exhibit 99

                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE: August 20, 2004



                         BY: /s/ Thomas E. Murphy
                                 Thomas E. Murphy
                                 Chief Financial Officer and
                                 Treasurer

                              DATE: August 20, 2004