Form 10QSB
period 2004-09-30
BRAUVIN INCOME PROPERTIES LP 6
filed 2004-11-15
CIK 793066

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
   Securities Exchange Act of 1934

    For the nine months ended September 30, 2004_________
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from _________ to ______________

    Commission File Number __________0-16857________________

    ________Brauvin Income Properties  L.P. 6____________
    (Name of small business issuer as specified in its charter)

    __________Delaware____________     ____36-1276801________
    (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)    Identification No.)

    30 North LaSalle Street, Chicago, Illinois     60602______
     (Address of principal executive offices)      (Zip Code)

    _________________(312) 759-7660__________________
                  (Issuer's telephone number)

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
                              INDEX
                             PART I
                                                           Page

Item 1.  Consolidated Financial Statements                   3

         Consolidated Statement of Net Assets in Liquidation
         as of September 30, 2004 (Liquidation Basis)        4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2004 to
         September 30, 2004 (Liquidation Basis)              5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2003 to
         September 30, 2003 (Liquidation Basis)              6

         Consolidated Statements of Operations for the
         nine months ended September 30, 2004 and 2003
         (Liquidation Basis)                                 7

         Consolidated Statements of Operations for the
         three months ended September 30, 2004 and 2003
         (Liquidation Basis)                                 8

         Notes to Consolidated Financial Statements          9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                        20
Item 3.  Controls and Procedures                             26
                             PART II

Item 1.  Legal Proceedings                                   27

Item 2.  Changes in Securities                               27

Item 3.  Defaults Upon Senior Securities                     27

Item 4.  Submission of Matters to a Vote of Security
         Holders                                             27

Item 5.  Other Information                                   27
Item 6.  Exhibits and Reports on Form 8-K                    27

Signatures                                                   28

                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to September 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to September 30, 2003 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2004 and September 30, 2003 (Liquidation Basis)and Consolidated Statements of Operations for the three months ended September 30, 2004 and September 30, 2003 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2003 Annual Report on Form 10-KSB.








                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)


ASSETS

Real estate held for sale                  $  810,250
Cash and cash equivalents                   1,112,278
Rent receivable                                77,592
                                           ----------
    Total Assets                            2,000,120
                                           ----------

LIABILITIES

Accounts payable and accrued
  expenses                                    113,752
Deferred gain on sale of property               9,850
Reserve for liquidation costs                 150,470
Due to affiliate                                  383
Venture partner's share of joint venture      580,000
Tenant security deposits                        7,620
    Total Liabilities                         862,075
                                           ----------
Net Assets in Liquidation                  $1,138,045
                                           ==========
















  See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               (LIQUIDATION BASIS) FOR THE PERIOD
              JANUARY 1,2004 TO SEPTEMBER 30, 2004
                           (Unaudited)




Net assets at January 1, 2004                       $1,214,618

Loss from operations                                   (76,573)
                                                    ----------
Net assets in liquidation at September 30, 2004     $1,138,045
                                                    ==========





























  See accompanying notes to consolidated financial statements.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               (LIQUIDATION BASIS) FOR THE PERIOD
              JANUARY 1, 2003 TO SEPTEMBER 30, 2003
                           (Unaudited)



Net assets at January 1, 2003                        $1,157,817

Gain on sale of property                                371,700

Loss from operations                                   (321,206)
                                                     ----------
Net assets in liquidation at September 30, 2003      $1,208,311
                                                     ==========
























  See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                       (LIQUIDATION BASIS)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                           (Unaudited)

                                  __2004__        __2003__
INCOME
Rental                            $ 57,502       $ 253,863
Interest                             6,643           4,514
Other, primarily tenant
  expense reimbursements            31,995          82,820
                                  --------       ---------
  Total income                      96,140         341,197
                                  --------       ---------
EXPENSES
Interest                                --         263,325
Real estate taxes                   28,505          71,562
Repairs and maintenance                 --           6,609
Management fees (Note 5)             3,591          19,961
Other property operating               221          76,275
General and administrative          98,993         196,380
                                  --------       ---------
  Total expenses                   131,310         634,112
                                  --------       ---------
Net loss before
 gain on sale and joint
  venture partner's share          (35,170)       (292,915)
Gain on sale of property                --         371,700
Joint venture partner's share      (41,403)        (28,291)
                                  --------       ---------
Net(loss)income                   $(76,573)      $  50,494
                                  ========       =========
Net(loss)income allocated to the
General Partners                  $   (766)      $     505
                                  ========       =========
Net(loss)income allocated to the
Limited Partners                  $(75,807)      $  49,989
                                  ========       =========
Net(loss)income per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                    $  (9.67)      $    6.37
                                  ========       =========





  See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                       (LIQUIDATION BASIS)
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                           (Unaudited)

                                  __2004__        __2003__
INCOME
Rental                           $ 19,252         $ 18,875
Interest                            3,289            2,004
Other, primarily tenant
  expense reimbursements            9,735               --
                                 --------         --------
  Total income                     32,276           20,879
                                 --------         --------

EXPENSES
Real estate taxes                   9,735            7,483
Repairs and maintenance                --            (865)
Management fees (Note 5)            1,243            1,125
Other property operating              221            2,836
General and administrative         81,533           31,064
                                 --------         --------
  Total expenses                   92,732           41,643
                                 --------         --------
Net loss before
 joint venture
  partner's share                 (60,456)         (20,764)

Joint venture partner's share     (14,550)         (12,124)
                                 --------         --------
Net loss                         $(75,006)        $(32,888)
                                 ========         ========
Net loss allocated to the
General Partners                 $   (750)        $   (329)
                                 ========         ========
Net loss allocated to the
Limited Partners                 $(74,256)        $(32,559)
                                 ========         ========
Net loss per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                   $  (9.47)        $  (4.15)
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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership had begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 are prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2004.

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

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles, reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

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

   The fair value estimates presented herein are based on information available to management as of September 30, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at September 30, 2004.

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

   No   distribution   was   paid  in  2004.   The   Preferential
Distribution Deficiency equaled $7,521,539 at September 30, 2004.


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


(5)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other  expenses incurred or  paid  to  the  General
Partners  or their affiliates for the nine months ended September
30, 2004 and 2003 were as follows:

                              __2004__    __2003__
Management fees (based upon
  6% of "gross receipts" (as
  defined))                    $ 3,591    $ 19,961
Reimbursable office expenses    58,625      98,090

   The Partnership had made all payments to affiliates except for $383 for management fees, as of September 30, 2004.

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

Liquidity and Capital Resources

   The Partnership intends to satisfy its short-term liquidity needs through cash reserves and cash flow from the remaining property.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of September 30, 2004.

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

   On May 13, 2003, Shoppes was sold to an unrelated third party, net of the costs detailed in the proceeding paragraph, for a sale price of $6,157,500.

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

   During the third quarter of 2004, the Partnership entered a contract for the sale of the property for $850,000. This contract was also terminated during the due diligence period early in the fourth quarter. The Partnership continues to market the property for sale.

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





Results  of  Operations (Liquidation Basis) - Nine  months  ended
September 30, 2004 and 2003

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $77,000 for the nine months ended September 30, 2004 as compared to net income of $51,000 for the same period in 2003. The $128,000 decrease in net income is primarily a result of a decrease in total income of $245,000 offset by decrease in total expenses of $503,000 and a decrease in gain on sale of property of $372,000.

   Total income for the nine months ended September 30, 2004 was $96,000 as compared to $341,000 for the same period in 2003. The $245,000 decrease in total income was primarily a result of a $196,000 decrease in rental income, and a decrease in other charges to tenants of $51,000. Rental and other income decreased primarily as a result of the May 13, 2003 sale of Shoppes on the Parkway.

   Total expense for the nine months ended September 30, 2004 were $131,000 as compared to $634,000 for the same period in 2003. The $503,000 decrease in total expense was primarily a result of a decrease in interest expense of $263,000, a decrease in operating expense of $76,000, a decrease of $97,000 in general and administrative expense, a decrease in real estate taxes of $43,000, a decrease in repairs of $7,000 and a decrease in management fees of $16,000. The decreases in the above expense items relate primarily to the sale of the Shoppes on the Parkway.




Results  of  Operations (Liquidation Basis) - Three months  ended
September 30, 2004 and 2003

   The Partnership generated a net loss of $75,000 for the three months ended September 30, 2004 as compared to a net loss of $33,000 for the same period in 2003. The $42,000 increase in net loss is primarily a result of an increase in total income of $11,000, offset by an increase in total expenses of $51,000.

   Total income for the three months ended September 30, 2004 was $32,000 as compared to $21,000 for the same period in 2003. The $11,000 increase in total income was primarily a result of a $10,000 increase in rental and other income and a $1,000 increase in interest income.

   Total expense for the three months ended September 30, 2004 was $93,000 as compared to $42,000 for the same period in 2003. The $51,000 increase in total expense was primarily a result of a $50,000 increase in general and administrative expense, a $2,000 increase in real estate tax expense, offset by a $3,000 decrease in operating expense. General and administrative expenses increased as a result of increasing the reserve for liquidation costs.

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


                    DATE:  November 15, 2004


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  November 15, 2004




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

                    BY:  /s/Jerome J. Brault______________
                         Jerome J. Brault
                         Chairman of the Board of Directors,
                         President and Chief Executive Officer

                         DATE: November 15, 2004





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

                    BY:  /s/ Thomas E. Murphy______________
                         Thomas E. Murphy
                         Chief Financial Officer and Treasurer

                         DATE: November 15, 2004





                           Exhibit 99

                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE: November 15, 2004



                         BY:  /s/ Thomas E. Murphy
                              Thomas E. Murphy
                              Chief Financial Officer and
                              Treasurer

                              DATE: November 15, 2004