Form 10KSB
period 2004-12-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2005-04-12
CIK 793066

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

[X]  Annual  Report Under Section 13 or 15(d) of  the  Securities
Exchange Act of 1934

    For the fiscal year ended      December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent year $136,982.

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


                BRAUVIN INCOME PROPERTIES L.P. 6
                 2004 FORM 10-KSB ANNUAL REPORT
                             INDEX

                             PART I
                                                           Page
Item 1.  Description of Business                             3

Item 2.  Description of Properties                           6

Item 3.  Legal Proceedings                                  12

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            12

                            PART II

Item 5.  Market for the Issuer's Limited Partnership
         Interests and Related Security Holder Matters      13

Item 6.  Management's Discussion and Analysis or Plan
         of Operation                                       13

Item 7.  Consolidated Financial Statements and
         Supplementary Data                                 21

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                21

Item 8a. Controls and Procedures                            21

Item 8b. Other Information                                  22

                            PART III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act                          23

Item 10. Executive Compensation                             25

Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                     25

Item 12. Certain Relationships and Related Transactions     26

Item 13. Exhibits                                           27

Item 14. Principal Accountant Fees and Services             27

Signatures                                                  29

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

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$288,000 in net proceeds.

   On May 13, 2003, Shoppes was sold to an unaffiliated third party for $6,157,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$449,000 in net proceeds.

   On February 18, 2003, the Partnership sold a two-thirds undivided interest in the Ponderosa Restaurant property for a sales price of $600,000. Pursuant to the terms of the agreement, the Partnership maintains the control of both the sales process and the management of the property and the holder of the two-thirds interest is entitled to the first $580,000 of sales proceeds and its allocable share of portion of the rent collected from the tenant and is not required to fund any operating deficits. As the property was not sold within one year, the Partnership is required to pay the buyer a monthly return on the purchase price of 10% per annum for the first 6 months and 12% per annum for an additional 12 months at the end of which time if the property has not been sold, the Partnership is required to repurchase the interest for a total consideration of $580,000. Accordingly, the Partnership's financial statements continue to include the Ponderosa property and the results of its operations with the purchaser's share shown as Venture partner's share.

   On March 31, 2005, the Ponderosa property was sold to an unaffiliated third party for an adjusted contract sales price of $841,000. After payment of the $580,000 to the holder of the two-thirds interest in the property and closing costs the Partnership received net proceeds of approximately $260,000.

   The General Partners anticipate that the Partnership will distribute its remaining cash (net of liquidation reserves) to the Limited Partners in the second quarter of 2005. Subsequent to this distribution the Partnership will cease its operations.

   The Partnership will not purchase any additional properties. Operations currently consist of overseeing the operations and sale process of the Ponderosa restaurant, which has been managed by Brauvin Management Company (an affiliate of the General Partners).

   The Partnership has no employees.

Market Conditions/Competition

   The Partnership faced active competition in selling the remaining property. Many of the factors affecting the ability of the Partnership to compete were beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental property, declining performance in the local economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.


   Management  believes  that  the  real  estate  owned  by   the
Partnership is in full compliance with applicable environmental laws and regulations.


Item 2. Description of Properties.

   The   following   is  a  summary  of  the  real   estate   and
improvements owned by the Partnership at January 1, 2003 and subsequent transactions related thereto. For the purpose of the information disclosed in this section, the following terms are defined as follows:

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


(a) Shoppes on the Parkway ("Shoppes")

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

   During the fourth quarter of 2002, the Partnership entered into a contract to sell the property for $8,350,000 less: 1) the costs of the renovation of the new anchor tenant space; 2) the cost of moving two tenants that must be moved to accommodate the anchor tenant; and 3) the implied cost of the down time of the anchor tenant during its build out period. This sale was premised on the 21,000 square foot anchor tenant accepting the lease and the major modifications as detailed above.

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

(b) Ponderosa Restaurant ("Ponderosa")

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

   In  the third quarter of 2002, the Partnership executed a  new lease with the Ponderosa franchisee currently operating the property. The new lease commenced in September 2002 and has a fifteen year term. The lease has minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease is "triple net" to the Partnership which requires the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership is also required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable. The operator completed the renovation of the property in 2004.

   In the fourth quarter of 2002 the Partnership entered into an agreement for the sale of the property to an unaffiliated buyer for $885,000, less the $50,000 required for future renovations of the property. Subsequently, the prospective purchaser terminated the sale agreement.

   On February 18, 2003, the Partnership sold a two-thirds undivided interest in the Ponderosa Restaurant property for a sales price of $600,000. Pursuant to the terms of the agreement, the Partnership maintains the control of both the sales process and the management of the property and the holder of the two-thirds interest is entitled to the first $580,000 of sales proceeds and its allocable share of the rent collected from the tenant and is not required to fund any operating deficits. As the property was not sold within one year, the Partnership is required to pay the buyer a total monthly return on the purchase price of 10% per annum for 6 months and 12% per annum for an additional 12 months at the end of which time if the property has not been sold, the Partnership is required to repurchase the interest for a total consideration of $580,000. Accordingly, the Partnership's financial statements continue to include the Ponderosa property and the results of its operations with the purchaser's share shown as Venture partner's share.

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

   In March 2004, the Partnership entered a letter of intent for the sale of the property for $900,000, less the $50,000 in renovation costs. The completion of the transaction was subject to documentation and the buyer's due diligence. This contract was also terminated during the due diligence period.

   During the third quarter of 2004, the Partnership entered into a contract for the sale of the property for $850,000. This contract was also terminated during the due diligence period early in the fourth quarter.

   On March 31, 2005, the Ponderosa property was sold to an unaffiliated third party for an adjusted contract sales price of $841,000. After payment of the $580,000 to the holder of the two-thirds interest in the property and closing costs the Partnership received net proceeds of approximately $260,000.

   The  Ponderosa property has been occupied since  its  purchase and  the average annual base rent per square foot at December  31 for the last two years are as follows:

                           2004   2003
Average Annual Base Rent
 Per Square Foot           $14.26 $12.82

   The  net  carrying value of the property at December 31,  2004 is $810,250.

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

   None.


Item 4.     Submission of Matters to a Vote of Security Holders.

   None.
                             PART II

Item  5.   Market for the Issuer's Limited Partnership  Interests
and      Related Security Holder Matters.

   At December 31, 2004, there were 443 Limited Partners in the Partnership. There is currently no established public trading market for Units and it is not anticipated that a public market for Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin 6, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant   to   the   terms  of  the  Agreement,   there   are
restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners for  2004 or 2003.

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

   No  distributions for 2004 or 2003 were made. The Preferential
Distribution  Deficiency  for the year ended  December  31,  2004 equaled $7,695,932, a $697,572 increase over 2003.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of December 31, 2004.

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

   During the fourth quarter of 2002, the Partnership entered into a contract to sell the property for $8,350,000 less: 1) the costs of the renovation of the new anchor tenant space; 2) the cost of moving two tenants that must be moved to accommodate the anchor tenant; and 3) the implied cost of the down time of the anchor tenant during its build out period. This sale was premised on the 21,000 square foot anchor tenant accepting the lease and the major modifications as detailed above.

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

Ponderosa

   The Ponderosa Restaurant property is the smallest asset owned by the Partnership and it does not have any debt associated with it. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the original tenant under the lease, sublet the premises to an area franchisee through the term of the original lease (September, 2003).

   In  the third quarter of 2002, the Partnership executed a  new lease with the Ponderosa franchisee currently operating the property. The new lease commenced in September 2002 and has a fifteen year term. The lease has minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease is "triple net" to the Partnership which will require the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership is also required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable. The operator completed the renovation in 2004.

   In the fourth quarter of 2002, the Partnership entered into an agreement for the sale of the property to an unaffiliated buyer for $885,000, less the $50,000 required for future renovations of the property. Subsequently, the prospective purchaser terminated the sale agreement.

   On February 18, 2003, the Partnership sold a two-thirds undivided interest in the Ponderosa Restaurant property for a sales price of $600,000. Pursuant to the terms of the agreement, the Partnership maintains the control of both the sales process and the management of the property and the holder of the two-thirds interest is entitled to the first $580,000 of sales proceeds and its allocable share of the rent collected from the tenant and is not required to fund any operating deficits. As the property was not sold within one year, the Partnership is required to pay the buyer a monthly total return on the purchase price of 10% per annum for 6 months and 12% per annum for an additional 12 months at the end of which time if the property has not been sold, the Partnership is required to repurchase the interest for a total consideration of $580,000. Accordingly, the Partnership's financial statements continue to include the Ponderosa property and the results of its operations with the purchaser's share shown as Venture partner's share.

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

   In March 2004, the Partnership entered a letter of intent for the sale of the property for $900,000, less the $50,000 in renovation costs. The completion of the transaction was subject to documentation and the buyer's due diligence. This contract was also terminated during the due diligence period.

   During the third quarter of 2004, the Partnership entered into a contract for the sale of the property for $850,000. This contract was also terminated during the due diligence period early in the fourth quarter.

   On March 31, 2005, the Ponderosa property was sold to an unaffiliated third party for an adjusted contract sales price of $841,000. After payment of the $580,000 to the holder of the two-thirds interest in the property and closing costs the Partnership received net proceeds of approximately $260,000.

   The General Partners anticipate that the Partnership will distribute its remaining cash (net of liquidation reserves) to the Limited Partners in the second quarter of 2005. Subsequent to this distribution the Partnership will cease its operations.


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


Results of Operations 2004 compared to 2003

   The Partnership generated a net loss of $75,000 for the year ended December 31, 2004 as compared to a net income of $57,000 for the same period in 2003. The $132,000 decrease in net income is primarily a result of a $372,000 decrease in gain on sale of property, a $251,000 decrease in total income and an increase in joint venture partner share of $22,000, partially offset by a $513,000 decrease in total expense.

   Total income for the year ended December 31, 2004 was $137,000 as compared to $388,000 for the same period in 2003. The $251,000 decrease in total income was primarily a result of a $190,000 decrease in rental income, a $65,000 decrease in other income offset by a $4,000 increase in interest income.

   Total expenses for the year ended December 31, 2004 were $153,000 as compared to $666,000 for the same period in 2003. The $513,000 decrease in total expense was primarily the result of a decrease in interest expense of $263,000, a decrease in general and administrative expense of $93,000, a decrease in operating expense of $76,000, a decrease in real estate tax expense of $56,000, a decrease of management fees of $17,000 and a decrease in repairs and maintenance expense of $7,000. Interest expense, operating expense, real estate taxes and repairs and maintenance decreased primarily as a result of the sale of Shoppes in May 2003.

Results of Operations 2003 compared to 2002

   The Partnership generated net income of $57,000 for the year ended December 31, 2004 as compared to a net loss of $713,000 for the same period in 2002. The $770,000 increase in net income is primarily a result of a $619,000 decrease in total income, and a $1,070,000 decrease in total expense, a $355,000 increase in gain on sale of property and an increase in joint venture partner share of $36,000.

   Total income for the year ended December 31, 2004 was $388,000 as compared to $1,007,000 for the same period in 2002. The $619,000 decrease in total income was primarily a result of a $529,000 decrease in rental income, a $3,000 decrease in interest income and a $87,000 decrease in other income. Rental and other income decreased primarily as a result of a decrease in rental and other income at Delchamps and Shoppes as a result of the properties sale. Interest income decreased as a result of the decline in interest rates.

   Total expenses for the year ended December 31, 2004 were $666,000 as compared to $1,737,000 for the same period in 2002. The $1,070,000 decrease in total expense was primarily the result of a decrease in general and administrative expense of $218,000, a decrease in interest expense of $488,000,a decrease of operating expense of $119,000, a decrease of management fees of $44,000, a decrease in repairs and maintenance expense of $168,000 and a decrease in real estate tax expense of $33,000. Expenses decreased primarily as a result of the sale of Delchamps and Shoppes. Management fees decreased as a result of lower rental income.

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

Item 8b.  Other Information

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

   The  principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault         Chairman  of the Board  of  Direct
                               ors,   Director,  Chief  Executive
                               Officer and President

  Mr. James L. Brault         Vice President and Secretary

  Mr. Thomas E. Murphy         Treasurer   and  Chief   Financial
                               Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 71) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of three other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 44) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of three other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of
the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR.  THOMAS  E.  MURPHY (age 38) is the  treasurer  and  chief financial  officer  of the Corporate General  Partner  and  other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of three other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the
treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.



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

   The General Partners received a share of Partnership loss or income for 2004 and 2003.

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

Item 13.  Exhibits.

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

(c) An annual report for the fiscal year 2004 will be sent to the Limited Partners subsequent to this filing.

Item 14.  Principal Accountant Fees and Services

 Altschuler, Melvoin and Glasser LLP("AMG") has been engaged by the General Partner as the Partnership's independent auditor for the years 2003 and 2004. AMG has audited the Partnership's financial statements for the years ended December 31, 2004 and
2003.   AMG  has  not  performed  any  other  services  for   the
Partnership.

 The aggregate fees billed for each of the last two years professional services rendered by AMG for the audit of the Partnership's annual financial statements and interim reviews of financial information included in Form 10-KSB aggregated $19,000 during 2004 and $36,000 during 2003.

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

 In accordance with policies of the board of directors of the Corporate General Partner, all services provided by AMG and TBS are required to be and have been pre-approved.
                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      BRAUVIN INCOME PROPERTIES L.P. 6

                      BY:Brauvin 6, Inc.
                          Corporate General Partner

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


Dated: April 11, 2005


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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f),for the small business issuer, and have:

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

                    DATE: April 11, 2005




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



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: April 11, 2005




                           Exhibit 99

                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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


                    DATE:  April 11, 2005


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  April 11, 2005





           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Page

Report of Independent Registered Public Accounting Firm   F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2004 (Liquidation Basis)               F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2004  (Liquidation Basis)                    F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2003  (Liquidation Basis)                    F-5

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003 (Liquidation Basis)            F-6

Notes to Consolidated Financial Statements                F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.



   REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Brauvin Income Properties L.P. 6

We have audited the accompanying consolidated financial statements of Brauvin Income Properties L.P. 6, as of December 31, 2004, and for the years ended December 31, 2004 and 2003 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brauvin Income Properties L.P. 6 at December 31, 2004, and the results of their operations for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.



/s/ Altschuler, Melvoin and Glasser LLP



Chicago, Illinois
January 18, 2005, except for Note 8 which is dated March 31, 2005







             BRAUVIN INCOME PROPERTIES, L.P. 6
             (a Delaware limited partnership)

    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                        DECEMBER 31, 2004
                       (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                  $  810,250
Cash and cash equivalents                   1,073,388
Rent receivable                                36,872
                                           ----------
    Total Assets                            1,920,510
                                           ----------

LIABILITIES

Accounts payable and accrued
  expenses                                     59,267
Deferred gain on sale of property (Note 2)      9,849
Reserve for liquidation costs (Note 2)        131,645
Due to affiliate                                  390
Venture partner's share of joint venture      580,000
                                           ----------
    Total Liabilities                         781,151
                                           ----------

Net Assets in Liquidation                  $1,139,359
                                           ==========
















  See accompanying notes to consolidated financial statements






             BRAUVIN INCOME PROPERTIES, L.P. 6
             (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2004




Net assets in liquidation at January 1, 2004         $1,214,618

Loss from operations                                    (75,259)
                                                     ----------

Net assets in liquidation at December 31, 2004       $1,139,359
                                                     ==========































  See accompanying notes to consolidated financial statements.




             BRAUVIN INCOME PROPERTIES, L.P. 6
             (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2003




Net assets in liquidation at January 1, 2003         $1,157,817

Gain on sale of property                                371,700

Loss from operations                                   (314,899)
                                                     ----------

Net assets in liquidation at December 31, 2003       $1,214,618
                                                     ==========





























  See accompanying notes to consolidated financial statements.




             BRAUVIN INCOME PROPERTIES, L.P. 6
             (a Delaware limited partnership)


             CONSOLIDATED STATEMENTS OF OPERATIONS
         For the years ended December 31, 2004 and 2002
                       (Liquidation Basis)


                                     2004            2003
INCOME
Rental                             $ 77,010        $ 266,738
Interest                             10,950            6,484
Other, primarily expense
  reimbursements                     49,022          114,678
                                   --------        ---------
       Total income                 136,982          387,900

EXPENSES
Interest                                 --          263,325
Real estate taxes                    37,912           95,505
Repairs and maintenance                  --            6,609
Management fees (Note 5)              4,769           21,336
Other property operating                221           76,275
General and administrative          110,475          203,132
                                   --------        ---------
  Total expenses                    153,377          666,182
                                   --------        ---------
Net loss before gain on sale of
  property and joint venture
  partner's share                   (16,395)        (278,282)

Gain on sale of property                 --          371,700
 Venture partner's
   share of income                  (58,864)         (36,617)
                                   --------        ---------

Net (loss) income                  $(75,259)       $  56,801
                                   ========        =========
Net (loss) income allocated to:
  General Partners                 $   (753)       $     568
                                   ========        =========

  Limited Partners                 $(74,506)       $  56,233
                                   ========        =========
Net (loss) income per Limited
  Partnership Interest
(7,842.5 Units)                    $  (9.50)       $    7.17
                                   ========        =========


  See accompanying notes to consolidated financial statements.




             BRAUVIN INCOME PROPERTIES, L.P. 6
             (a Delaware limited partnership)



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2004 and 2003

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

   On July 19, 2002, Delchamps was sold to an unaffiliated third party for $3,050,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$288,000 in net proceeds.

   On May 13, 2003, Shoppes was sold to an unaffiliated third party for $6,157,000. After repayment of the mortgage note and costs related to the sale the Partnership received approximately
$449,000 in net proceeds.




             BRAUVIN INCOME PROPERTIES, L.P. 6
             (a Delaware limited partnership)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
         For the years ended December 31, 2004 and 2003

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership had begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 are prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2004.

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

   Principles of Consolidation

   The Partnership had an affiliate, Brauvin/Shoppes on the Parkway L.P., which was owned 99% by the Partnership and 1% by an affiliate of the General Partners. The accounts of the Partnership have been consolidated with its majority owned subsidiary in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

     On February 18, 2003, the Partnership sold a two-thirds undivided interest in the Ponderosa Restaurant property for a sales price of $600,000. Pursuant to the terms of the agreement, the Partnership maintains the control of both the sales process and the management of the property and the holder of the two-thirds interest is entitled to the first $580,000 of sales proceeds and its allocable share of the rent collected from the tenant and is not required to fund any operating deficits. As the property was not sold within one year, the Partnership is required to pay the buyer a monthly total return on the purchase price of 10% per annum for 6 months and 12% per annum for an additional 12 months at the end of which time if the property has not been sold, the Partnership is required to repurchase the interest for a total consideration of $580,000. Accordingly, the Partnership's financial statements continue to include the Ponderosa property and the results of its operations with the purchaser's share shown as Venture partner's share.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2004.

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

   Recent Accounting Pronouncements

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation was revised in December 2003 and for calendar year end entities, is effective as of December 31, 2003. The Partnership does not own any "special purpose entities."

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

   The adoption of SFAS 150 and FIN 46 has not had a significant impact on the Partnership's financial statements.

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

   No   distribution   was   paid  in  2004.   The   Preferential
Distribution Deficiency equaled $7,695,932 at December 31, 2004.

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

(5)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other  expenses incurred or  paid  to  the  General
Partners or their affiliates for the years ended December 31, 2004 and 2003 were as follows:




                                2004      2003
Management fees (based upon
  6% of "gross receipts" (as
  defined))                    $ 4,769  $ 21,336
Reimbursable office expenses    83,365   106,417

   The Partnership had made all payments to affiliates, except for $390 for management fees, as of December 31, 2004.


(6)   OPERATING LEASES

   The Partnership is the lessor in an operating lease agreement with a tenant at its remaining property. The minimum future rental income to be received on the remaining operating lease
(Ponderosa) is as follows:

For the years ended December 31,:
                 2005              $   78,550
                 2006                  80,121
                 2007                  81,724
                 2008                  83,358
                 2009                  85,025
              Thereafter              710,718
                                   ----------
                Total              $1,119,496
                                   ==========

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

(8)  SUBSEQUENT EVENT

   On March 31, 2005, the Ponderosa property was sold to an unaffiliated third party for an adjusted contract sales price of $841,000. After payment of the $580,000 to the holder of the two-thirds interest in the property and closing costs the Partnership received net proceeds of approximately $260,000.


                         EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant






                           Exhibit 21

Name of Subsidiary                  State of Formation

Brauvin/Shoppes on the Parkway L.P.      Delaware