Form 10QSB
period 2005-03-31
BRAUVIN INCOME PROPERTIES LP 6
filed 2005-05-24
CIK 793066

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

    For the three months ended       March 31, 2005_________
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

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

                              INDEX
                             PART I

                                                             Page

Item 1.  Consolidated Financial Statements                    3

         Consolidated Statement of Net Assets in Liquidation
         as of March 31, 2005 (Liquidation Basis)             4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2005 to
         March 31, 2005 (Liquidation Basis)                   5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2004 to
         March 31, 2004 (Liquidation Basis)                   6

         Consolidated Statements of Operations for the
         three months ended March 31, 2005 and 2004
         (Liquidation Basis)                                  7

         Notes to Consolidated Financial Statements           8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                        18

Item 3.  Controls and Procedures . . . . . . . . . . . . . . 23

                             PART II

Item 1.  Legal Proceedings                                   24

Item 2.  Changes in Securities                               24

Item 3.  Defaults Upon Senior Securities                     24

Item 4.  Submission of Matters to a Vote of Security
         Holders                                             24

Item 5.  Other Information                                   24

Item 6.  Exhibits and Reports on Form 8-K                    24

Signatures                                                   25




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to March 31, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to March 31, 2004 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004 (Liquidation Basis) for Brauvin Income Properties L.P. 6 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2004 Annual Report on Form 10-KSB.








                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2005 (LIQUIDATION BASIS)
                           (Unaudited)


ASSETS

Cash and cash equivalents                  $1,308,736
Rent receivable                                 3,120
                                           ----------
    Total Assets                            1,311,856
                                           ----------
LIABILITIES

Accounts payable and accrued
  expenses                                     33,520
Reserve for liquidation costs                 105,320
Due to affiliate                                  390
                                           ----------
    Total Liabilities                         139,230
                                           ----------
Net Assets in Liquidation                  $1,172,626
                                           ==========
















  See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1,2005 TO March 31, 2005
                           (Unaudited)




Net assets at January 1, 2005                       $1,139,359

Income from operations                                  33,267
                                                    ----------
Net assets in liquidation at March 31, 2005         $1,172,626
                                                    ==========





























  See accompanying notes to consolidated financial statements.




                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1, 2004 TO MARCH 31, 2004
                           (Unaudited)



Net assets at January 1, 2004                        $1,214,618

Loss from operations                                     (3,776)
                                                     ----------
Net assets in liquidation at March 31, 2004          $1,210,842
                                                     ==========






























  See accompanying notes to consolidated financial statements.



                BRAUVIN INCOME PROPERTIES L.P. 6
                (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                       (LIQUIDATION BASIS)
       FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
                           (Unaudited)

                                     2005           2004
                                   -------        --------
INCOME
Rental                             $19,302        $ 19,125
Interest                             5,130           1,907
Other, primarily tenant
  expense reimbursements                --          19,724
                                   -------        --------
  Total income                      24,432          40,756
                                   -------        --------
EXPENSES

Real estate taxes                       --          16,233
Management fees (Note 4)             2,183           2,348
Other property operating                27              --
General and administrative           2,002          13,647
                                   -------        --------
  Total expenses                     4,212          32,228
                                   -------        --------
Net income before joint
  venture partner's share and
  gain on property sale             20,220           8,528

Joint venture partner's share      (20,074)        (12,304)

Gain on property sale               33,121              --
                                   -------        --------
Net income (loss)                  $33,267        $ (3,776)
                                   =======        ========
Net income (loss) allocated to the
General Partners                   $   333        $    (38)
                                   =======        ========
Net income (loss) allocated to the
Limited Partners                   $32,934        $ (3,738)
                                   =======        ========
Net income (loss) per Limited
  Partnership Interest
  (7,842.5 units
  outstanding)                     $  4.20        $ ( 0.48)
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

   The Partnership has no employees.


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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership had begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 are prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2005.

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

   The fair value estimates presented herein are based on information available to management as of March 31, 2005, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at March 31, 2005.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2005 and 2004.

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

   In March 2005, the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were reduced by $810,250 and $9,850, respectively, as a result of the Ponderosa sale.


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

   No   distribution   was   paid  in  2004.   The   Preferential
Distribution Deficiency equaled $7,870,325 at March 31, 2005.


(4)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other  expenses incurred or  paid  to  the  General
Partners or their affiliates for the three months ended March 31, 2005 and 2004 were as follows:

                                2005      2004
                              -------   -------
Management fees (based upon
  6% of "gross receipts" (as
  defined))                    $ 2,183   $ 2,348
Reimbursable office expenses    18,825    18,825

   The Partnership had made all payments to affiliates, except for $390 for management fees, as of March 31, 2005.



(5)  PROPERTY SALE

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

Liquidity and Capital Resources

   The Partnership intends to satisfy its short-term liquidity needs through cash reserves.

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

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the ability to extend or refinance current debt maturities, the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets in liquidation as of March 31, 2005.

Ponderosa

   The Ponderosa Restaurant property was the smallest asset owned by the Partnership and it did not have any debt associated with it. In the third quarter of 2001, Metromedia Steakhouses Company L.P., the parent of Ponderosa and the original tenant under the lease, sublet the premises to an area franchisee through the term of the existing lease (September, 2003).

   In  the third quarter of 2002, the Partnership executed a  new lease with the Ponderosa franchisee currently operating the property. The new lease commenced in September 2002 and had a fifteen year term. The lease has minimum rental payments of $75,000 per year, with annual increases of 2% per year. The Partnership will also receive percentage rent payments equal to 5% above the natural breakpoint. The lease is "triple net" to the Partnership which will require the tenant to pay all operating expenses, taxes and maintenance of the property. The Partnership is also required to make a $50,000 contribution towards a material renovation of the property, plus three months of free rent. The new rental payments are significantly lower than those of the previous lease. However, management believes that the new terms are consistent with the prevailing rental market. In addition, the new fifteen year term and the material renovation of the property will make the asset more salable. The operator completed the renovation of the property in 2004.

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


Results  of  Operations (Liquidation Basis) - Three months  ended
March 31, 2005 and 2004

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net income of $33,000 for the three months ended March 31, 2005 as compared to net loss of $4,000 for the same period in 2004. The $37,000 increase in net income is primarily a result of an increase in gain on the sale of property of $33,000 offset by a decrease in other income of $20,000 and an increase in the venture partner's share of income of $8,000.

   Total income for the three months ended March 31, 2005 was $24,000 as compared to $41,000 for the same period in 2004. The $17,000 decrease in total income was primarily a result of a $20,000 decrease in other tenant expense reimbursements (which corresponds to a decrease in real estate tax expense) partially offset by an increase in interest income of $3,000.

   Total expense for the three months ended March 31, 2005 was $4,000 as compared to $32,000 for the same period in 2004. The $28,000 decrease in total expense was primarily a result of a decrease in real estate taxes of $16,000, and a decrease in general and administrative expense of $12,000.


Results  of  Operations (Liquidation Basis) - Three months  ended
March 31, 2004 and 2003

   The Partnership generated a net loss of $4,000 for the three months ended March 31, 2005 as compared to net loss of $108,000 for the same period in 2003. The $104,000 decrease in net loss is primarily a result of a decrease in total expenses of $294,000 offset by a decrease in total income of $182,000 and an increase in the venture partner's share of income of $8,000.

   Total income for the three months ended March 31, 2005 was $41,000 as compared to $223,000 for the same period in 2003. The $182,000 decrease in total income was primarily a result of a $146,000 decrease in rental income, a decrease in other income of $38,000 and an increase in interest income of $2,000. Rental and other income decreased primarily as a result of the May 13, 2003 sale of Shoppes on the Parkway.

   Total expense for the three months ended March 31, 2005 was $32,000 as compared to $327,000 for the same period in 2003. The $294,000 decrease in total expense was primarily a result of a decrease in interest expense of $182,000, a decrease in operating expense of $40,000, a decrease of $35,000 in general and administrative expense, a decrease in real estate taxes of $22,000, a decrease in repairs of $8,000 and a decrease in management fees of $8,000. The decreases in the above expense items relate primarily to the sale of the Shoppes on the Parkway.


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


                    DATE:  May 23, 2005


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and
                           Treasurer


                    DATE:  May 23, 2005











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

                         DATE: May 23, 2005




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

                         DATE: May 23, 2005






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

                              DATE: May 23, 2005



                         BY:  /s/ Thomas E. Murphy
                              Thomas E. Murphy
                              Chief Financial Officer and
                              Treasurer

                              DATE: May 23, 2005